Form 10-Q
period 2020-09-30
DPCM Capital, Inc.
filed 2020-12-04
CIK 1821742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39638

DPCM Capital, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-0525645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

382 NE 191 Street, #24148 Miami, FL	33179
(Address of principal executive offices)	(Zip Code)

305-857-5086

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-third of one Warrant	XPOA.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	XPOA	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	XPOA WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒  No  ☐

As of December 4, 2020, there were 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DPCM CAPITAL, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements (Unaudited)	1
Condensed Balance Sheet as of September 30, 2020	1
Condensed Statement of Operations for the three months ended September 30, 2020 and for the period from March 24, 2020 (inception) through September 30, 2020	2
Condensed Statement of Changes in Stockholders’ Equity for the three months ended September 30, 2020 and for the period from March 24, 2020 (inception) through September 30, 2020	3
Condensed Statement of Cash Flows for the period from March 24, 2020 (inception) through September 30, 2020	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	15
Item 4. Controls and Procedures	15
Part II. Other Information	16
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Mine Safety Disclosures	16
Item 5. Other Information	16
Item 6. Exhibits	17
Signatures	18

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DPCM CAPITAL, INC.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(UNAUDITED)

ASSETS
Current asset – Cash	$132,696
Deferred offering costs	179,074
TOTAL ASSETS	$311,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,000
Accrued offering costs	36,770
Promissory note – related party	250,000
Total Liabilities	287,770

Commitments

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)	863
Additional paid-in capital	24,137
Accumulated deficit	(1,000)
Total Stockholders' Equity	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$311,770

(1)	Includes an aggregate of 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). On each of October 2, 2020 and October 20, 2020, the Company effected a stock dividend of 1,437,500 shares with respect to the Class B common stock (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	For the Period from March 24, 2020 (Inception) Through September 30,
	2020	2020
Formation and operating costs	$—	$1,000
Net loss	$—	$(1,000)

Weighted average shares outstanding, basic and diluted (1)	7,500,000	7,500,000
Basic and diluted net loss per common share	$(0.00)	$(0.00)

(1)	Excludes an aggregate of 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). On each of October 2, 2020 and October 20, 2020, the Company effected a stock dividend of 1,437,500 shares with respect to the Class B common stock (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND

FOR THE PERIOD FROM MARCH 24, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(UNAUDITED)

	Class B Common Stock		Stock Subscription	Additional Paid in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance – March 24, 2020 (inception)	—	$—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	8,625,000	863	(25,000)	24,137	—	—

Net loss	—	—	—	—	(1,000)	(1,000)

Balance – June 30, 2020	8,625,000	863	(25,000)	24,137	(1,000)	(1,000)

Collection of stock subscription receivable from Sponsor	—	—	25,000	—	—	25,000

Net loss	—	—	—	—	—	—

Balance – September 30, 2020	8,625,000	$863	$—	$24,137	$(1,000)	$24,000

(1)	Includes an aggregate of 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). On each of October 2, 2020 and October 20, 2020, the Company effected a stock dividend of 1,437,500 shares with respect to the Class B common stock (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 24, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,000)
Changes in operating assets and liabilities:
Accrued expenses	1,000
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Collection of stock subscription receivable from Sponsor	25,000
Proceeds from promissory note – related party	250,000
Payment of offering costs	(142,304)
Net cash provided by financing activities	132,696

Net Change in Cash	132,696
Cash — Beginning	—
Cash — Ending	$132,696

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$91,770

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

DPCM Capital, Inc. (the “Company”) was incorporated in Delaware on March 24, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the technology sector. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on October 20, 2020. On October 23, 2020, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $300,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to CDPM Sponsor Group, LLC (the “Sponsor”), generating gross proceeds of $8,000,000, which is described in Note 4.

Transaction costs amounted to $16,977,876, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $477,876 of other offering costs. In addition, cash of $1,381,389 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Following the closing of the Initial Public Offering on October 23, 2020, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 24 months from the closing of the Initial Public Offering and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company will have until October 23, 2022 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on October 23, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on October 26, 2020 and October 29, 2020. The interim results for the three months ended September 30, 2020 and for the period from March 24, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for period ended December 31, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Deferred offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $16,977,876 were charged to stockholders’ equity upon the completion of the Initial Public Offering. As of September 30, 2020, there were $179,074 of deferred offering costs recorded in the accompanying condensed balance sheet.

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 5). As of September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 7).

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,000,000 Private Placement Warrants at a price of $1.00 per private Placement Warrant, for an aggregate purchase price of $8,000,000. The Sponsor has agreed to purchase up to an additional 900,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $900,000 in the aggregate, to the extent the underwriter’s over-allotment option is exercised in full. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 22, 2020, the Company issued an aggregate of 5,750,000 shares of Class B common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000, for which the Company received payment for the Founder Shares on August 21, 2020. On August 18, 2020, the Sponsor transferred an aggregate of 80,000 Founder Shares to the Company’s independent directors for their original purchase price of approximately $0.004 per share. Subsequently, on August 27, 2020, the Sponsor transferred an aggregate of 70,000 Founder Shares to the Company’s special advisors for their original purchase price. These 150,000 Founder Shares are not subject to forfeiture in the event the underwriter’s over-allotment option is not exercised. On October 2, 2020, the Company effected a stock dividend of 1,437,500 shares with respect to the Class B common stock, resulting in an aggregate of 7,187,500 Founder Shares issued and outstanding. On October 2, 2020, the Sponsor transferred 18,750 Founder Shares to one of the Company’s special advisors. On October 20, 2020, the Company effected a stock dividend of 1,437,500 shares with respect to the Class B common stock, resulting in an aggregate of 8,625,000 Founder Shares issued and outstanding. All shares and per-share amounts have been retroactively restated to reflect the share transactions.

The Founder Shares include an aggregate of up to 1,125,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the initial stockholders will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering).

The initial stockholders have agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned or sold until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on October 20, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support.

Promissory Note — Related Party

On April 8, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (i) the consummation of the Initial Public Offering. As of September 30, 2020, there was $250,000 outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $250,000 was repaid subsequent to the closing of the Initial Public Offering on October 26, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 6. COMMITMENTS

Registration and Stockholder Rights Agreement

Pursuant to a registration and stockholder rights agreement entered into on October 20, 2020, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration and stockholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $10,500,000 in the aggregate (or $12,075,000 in the aggregate if the underwriter’s over-allotment option is exercised in full). Subject to the terms of the underwriting agreement, (i) the deferred fee will be placed in the Trust Account and released to the underwriter only upon the completion of a Business Combination and (ii) the deferred fee will be waived by the underwriter in the event that the Company does not complete a Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding, of which an aggregate of up to 1,125,000 shares are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering).

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued upon conversion of Working Capital Loans).

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) October 23, 2021. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue a share of Class A common stock upon exercise of a warrant unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company will agree that as soon as practicable, but in no event later than twenty business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days following a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;
●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like); and
●	if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.
●	if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given, or an exemption from registration is available.

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A common (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or their affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to DPCM Capital, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CDPM Sponsor Group, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, the business strategy, plans and objectives of management for future operations, and the impact of the coronavirus (COVID-19) pandemic on the Company’s search for a Business Combination (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Company’s final prospectus for its initial public offering (“Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on March 24, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement warrants (“Private Placement Warrants”) that occurred simultaneously with the completion of the Initial Public Offering (the “Private Placement”), our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and since our Initial Public Offering, our activity has been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (“Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from March 24, 2020 (inception) through September 30, 2020, we had a net loss of $1,000, which consisted of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $132,696. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B common stock by the Sponsor and loans from our Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on October 23, 2020, we consummated the Initial Public Offering of 30,000,000 units (“Units”), at $10.00 per unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 8,000,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,000,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $300,000,000 was placed in the Trust Account. We incurred $16,977,876 in transaction costs, including $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $477,876 of other costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the world. Our ability to consummate an initial Business Combination may be materially adversely affected due to governmental measures to contain the COVID-19 pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. Our ability to consummate an initial Business Combination may also be dependent on raising additional equity and debt financing, which may be impacted by the COVID-19 pandemic and resulting market volatility. The impact of the COVID-19 pandemic on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the pandemic and related advisories and restrictions, which are highly uncertain and cannot be predicted.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2020.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on October 20, 2020 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.

The underwriter of the Initial Public Offering is entitled to a deferred fee of $0.35 per Unit, or $10,500,000 in the aggregate (or $12,075,000 in the aggregate if the underwriter’s over-allotment option is exercised in full). Subject to the terms of the underwriting agreement, (i) the deferred fee was placed in the Trust Account and will be released to the underwriter only upon the completion of a Business Combination and (ii) the deferred fee will be waived by the underwriter in the event that we do not complete a Business Combination.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2020. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on October 23, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC on October 23, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 22, 2020, we issued 5,750,000 shares (“Founder Shares”) of Class B common stock, par value $0.0001 per share, to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On August 18, 2020, the Sponsor transferred an aggregate of 80,000 Founder Shares to our independent directors for their original purchase price. Subsequently, on August 27, 2020, the Sponsor transferred an aggregate of 70,000 Founder Shares to certain of our special advisors for their original purchase price. On October 2, 2020, we effected a stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 7,187,500 Founder Shares. Following such dividend, on October 2, 2020, the Sponsor transferred 18,750 Founder Shares to one of our special advisors for their original purchase price. On October 20, 2020, we effected a further stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 8,625,000 Founder Shares. No underwriting discounts or commissions were paid with respect to such issuances.

On October 23, 2020, we consummated the Initial Public Offering of 30,000,000 Units, with each Unit consisting of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Each whole warrant will become exercisable on the later of 30 days after the completion of our initial Business Combination or October 23, 2021, and will expire five years after the completion of our initial Business Combination, or earlier upon redemption or liquidation. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000.

UBS Securities LLC acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (File Nos. 333-249274 and 333-249575). The registration statements became effective on October 20, 2020.

Simultaneously with the consummation of the Initial Public Offering, we consummated the Private Placement of 8,000,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,000,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D. The Private Placement Warrants are identical to the warrants underlying the Units, except that, if held by Sponsor or its permitted transferees, they (i) may be exercised on a cashless basis and (ii) are not subject to redemption. In addition, the Private Placement Warrants (and the shares of Class A common stock issuable upon exercise of such Private Placement Warrants) will, subject to certain limited exceptions, be subject to transfer restrictions until 30 days after the completion of our initial Business Combination. No underwriting discounts or commissions were paid with respect to the Private Placement.

We paid a total of $6,000,000 in underwriting discounts and commissions and $477,876 for other costs and expenses related to the Initial Public Offering. In addition, UBS Securities LLC agreed to defer $10,500,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination, if consummated. After deducting the underwriting discounts and commissions (excluding the deferred portion of $10,500,000 in underwriting discounts and commissions) and the offering expenses, the total net proceeds from our Initial Public Offering and the Private Placement was $301,522,124, of which $300,000,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated October 20, 2020, between the Company and UBS Securities LLC (1)
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws (2)
4.1	Warrant Agreement, dated October 20, 2020, between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Letter Agreement, dated October 20, 2020, among the Company, CDPM Sponsor Group, LLC, and each of the executive officers, directors and initial stockholders of the Company (1)
10.2	Investment Management Trust Agreement, dated October 20, 2020, between the Company and Continental Stock Transfer & Trust Company (1)
10.3	Registration and Stockholder Rights Agreement, dated October 20, 2020, among the Company, CDPM Sponsor Group, LLC and certain securityholders (1)
10.4	Warrant Purchase Agreement, dated October 20, 2020, between the Company and CDPM Sponsor Group, LLC (1)
10.5	Administrative Services Agreement, dated October 20, 2020, between the Company and CDPM Sponsor Group, LLC (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 26, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dpcm Capital, Inc.

Date: December 4, 2020	By:	/s/ Emil Michael
	Name:	Emil Michael
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 4, 2020	By:	/s/ Ignacio Tzoumas
	Name:	Ignacio Tzoumas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)