Form 10-K
period 2020-12-31
DPCM Capital, Inc.
filed 2021-03-31
CIK 1821742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Registrant’s telephone number, including area code: (305) 857-5086

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s securities were not publicly traded. Accordingly, there was no market value for the registrant’s Class A common stock on such date.

As of March 31, 2021, there were 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “report”) or unless the context otherwise requires:

●	references to “we,” “us,” “our,” “the company” or “our company” refer to DPCM Capital, Inc., a Delaware corporation;

●	references to our “sponsor” refer to CDPM Sponsor Group, LLC, a Delaware limited liability company;

●	references to “common stock” refer to our Class A common stock, par value $0.0001 per share, and our Class B common stock, par value $0.0001 per share, collectively;

●	references to “public shares” refer to shares of our Class A common stock sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market);

●	references to “founder shares” refer to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof;

●	references to “public warrants” refer to our redeemable warrants sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or our executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	references to “private placement warrants” refer to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	references to “warrants” refer to the public warrants and the private placement warrants;

●	references to “public stockholders” refer to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	references to “management” or our “management team” refer to our officers and directors; and

●	references to “initial stockholders” refer to holders of our founder shares prior to our initial public offering.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Certain of the statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; and

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business

Introduction

We are a blank check company incorporated as a Delaware corporation on March 24, 2020 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to in this report as our initial business combination. While we may pursue an initial business combination target in any business, industry or geographical location, we intend to focus our search within the technology sector, where we believe our management team has a competitive advantage due to their prior experiences and roles. We intend to focus our search efforts on North American-based targets with an aggregate enterprise value of $1 billion to $2 billion.

We believe our management team is well positioned to identify attractive businesses within the technology sector that would benefit from access to the public markets and the skills of our management team. Our objective is to consummate our initial business combination and enhance stockholder value by helping to identify and recruit effective management, enhance existing business models and strategic planning, identify and complete follow-on acquisitions, implement operational improvements, and expand product offerings and geographic footprint. We expect to utilize our management team’s experience and network to achieve their objectives. We intend to focus on evaluating established companies with leading competitive positions, strong management teams, and long-term potential for growth and profitability.

On June 22, 2020, we issued 5,750,000 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share. On August 18, 2020, our sponsor transferred an aggregate of 80,000 founder shares to our independent directors for their original purchase price. Subsequently, on August 27, 2020, our sponsor transferred an aggregate of 70,000 founder shares to certain of our special advisors for their original purchase price. On October 2, 2020, we effected a stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 7,187,500 founder shares. Following such dividend, on October 2, 2020, our sponsor transferred 18,750 founder shares to one of our special advisors for their original purchase price. On October 20, 2020, we effected a further stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 8,625,000 founder shares. Following the expiration of the underwriter’s over-allotment option, on December 7, 2020 our sponsor forfeited 1,125,000 founder shares, so that our initial stockholders continue to own 20% of our issued and outstanding shares of common stock after our initial public offering, described below.

On October 20, 2020, the registration statement on Form S-1 (File No. 333-249274) relating to our initial public offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”), and we subsequently filed, on October 20, 2020, a registration statement on Form S-1 (File No. 333-249575) pursuant to Rule 462(b) under the Securities Act of 1933, as amended (the “Securities Act”), which was effective immediately upon filing. On October 23, 2020, we consummated our initial public offering of 30,000,000 units, with each unit consisting of one share of Class A common stock and one-third of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $300,000,000.

Simultaneously with the consummation of our initial public offering, we consummated the private placement of 8,000,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating total proceeds of $8,000,000 (the “private placement”).

A total of $300,000,000 (or $10.00 per unit sold in our initial public offering) of the net proceeds from our initial public offering and the private placement was placed in a trust account established for the benefit of our public stockholders (the “trust account”), with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our tax obligations (and up to $100,000 of interest to pay dissolution expenses, as applicable), the net proceeds from our initial public offering and the private placement will not be released from the trust account until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed or to redeem 100% of our public shares if we do not complete our initial business combination by October 23, 2022 or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock, and (c) the redemption of our public shares if we do not complete our business combination by October 23, 2022, subject to applicable law.

Transaction costs amounted to $6,477,876, consisting of $6,000,000 in underwriting discounts and commissions and $477,876 for other costs and expenses related to our initial public offering. In addition, the underwriter of our initial public offering agreed to defer agreed to defer $10,500,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated. As of December 31, 2020, we had $1,084,557 in our operating bank accounts, $300,058,477 in cash and marketable securities held in the trust account and a working capital surplus of $1,358,611.

Our units began trading on October 21, 2020 on the New York Stock Exchange (the “NYSE”) under the symbol “XPOA.U.” Commencing on December 11, 2020, the Class A common stock and warrants comprising the units began separate trading on the NYSE under the symbols “XPOA” and “XPOA WS,” respectively. Those units not separated continue to trade on the NYSE under the symbol “XPOA.U.”

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and network of relationships with investment banks, private equity firms, professional advisors and senior executives in the technology industry will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses and our management team’s relationships with sellers, financing sources and target management teams. Our management team is also highly experienced in executing transactions under varying economic and financial market conditions.

The past performance of our management team or their affiliates is not a guarantee of either (i) success with respect to a business combination that may be consummated or (ii) the ability to successfully identify and execute a transaction. You should not rely on the historical record of management or their affiliates as indicative of future performance. Our management has limited experience in operating blank check companies or special purpose acquisition companies.

Competitive Strengths

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from our management team’s expertise and proprietary global network of contacts. Our management team has a long history of investing in early stage businesses, focusing on a variety of technologies including without limitation, mobility, logistics, space, healthcare, e-commerce/retail, media and education; some of these businesses are now mature enough to benefit from the public capital markets and we believe we can leverage our management team’s breadth of experience and contacts to provide us with access to attractive business combination opportunities in these industries. Our management team has experience:

●	managing and operating businesses in the e-commerce, social media, website creation and hosting, smart mobility, venture capital, private equity and investment banking, space and microsatellite, micromobility and transportation industries;

●	developing and growing companies, both organically and through acquisitions and investments;

●	evaluating and managing the growth of new products and technologies;

●	identifying, recruiting and mentoring management personnel; and

●	sourcing, structuring, acquiring and selling businesses.

Upon completion of our initial public offering, we began communicating with our proprietary network of relationships of our management team and their affiliates to articulate the parameters for our search for a potential target initial business combination and began the process of pursuing and reviewing potential opportunities.

Business Combination Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We expect to conduct a comprehensive due diligence review which will include, among other things, management and employee meetings, review of financial information, facility inspection, and an extensive review of all other material target company information. We intend to use these criteria as guidelines in evaluating potential acquisition opportunities, but an acquisition may be executed even if it does not meet our guidelines.

●	Focus on disruptive technology-related businesses with high-growth potential that will benefit from our management team’s investments, experience and contacts.

●	We will target companies that can benefit from being publicly traded and having access to the public capital markets. We will primarily seek a target that we believe will grow and benefit from the capital investment and will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

●	We will target businesses that are market leaders, with established technologies and attractive financial metrics or prospects, where we believe that our industry expertise and relationships can be used to create opportunities for value creation.

●	We intend to seek target businesses that have established management teams and a strong growth trajectory that we believe could benefit from the experience and contacts of our management. While this may include businesses with a history of revenue growth and profitability, we may also target businesses that are underperforming that that we believe can benefit from our expertise or technology.

●	We believe our strategy leverages our management team’s distinctive background and vast network of industry leaders in the target industry.

●	We believe that the unprecedented global pandemic has created once in a generation opportunities to invest in enabling technologies and innovations by companies that could benefit from our management’s experience and network and that in combination we can positively impact billions of lives, help get the world back to work, travel and leisure and schools safely and create attractive investment returns.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital allocation experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our executive officers are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The requirement that the target business or businesses together have an aggregate fair market value of at least 80% of the assets held in the trust account is set forth in our amended and restated certificate of incorporation and will continue to apply to us even if our securities are no longer listed on the NYSE. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, the affirmative vote of the holders of a majority of the shares of the common stock that are voted at a stockholder meeting held to consider such initial business combination.

We have until October 23, 2022 to complete our initial business combination. If we do not complete our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by October 23, 2022.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Our Website

Our corporate website address is www.dpcmcapital.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Periodic Reporting and Audited Financial Statements

We have registered our units, Class A common stock and warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. Such reports and other information filed by the company with the SEC are available free of charge on our website and on the SEC’s website at www.sec.gov. The contents of these websites are not incorporated into this report. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of a prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, United States generally accepted accounting principles (“U.S. GAAP”) or international financial reporting standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with U.S. GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the aggregate worldwide market value of the shares of our Class A common stock that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the shares of our Class A common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of the shares of our Class A common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Item 1A. Risk Factors

Ownership of our securities involves a high degree of risk. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team is not indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team, is presented for informational purposes only. Any past experience and performance of our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of the performance of our management team as being indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 11,250,001, or 37.5%, of the 30,000,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. We expect that our initial stockholders will own shares representing approximately 20% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would not be consummated and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would not be consummated is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by October 23, 2022. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by October 23, 2022. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic persists both in the U.S. and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed or to redeem 100% of our public shares if we do not complete our initial business combination by October 23, 2022, or (b) with respect to any other provisions relating to rights of holders of our Class A common stock; and (iii) the redemption of our public shares if we do not complete an initial business combination by October 23, 2022, subject to applicable law and as further described herein. In addition, if we do not complete an initial business combination by October 23, 2022 for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond by October 23, 2022 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are currently listed on the NYSE. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders equity and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share and we must have 400 round lot holders of our Class A common stock upon the consummation of our initial business combination. We may not be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on the NYSE, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our security holders are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the private placement and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, our security holders are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable upon consummation of our initial public offering and we have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until October 23, 2022, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until October 23, 2022, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until October 23, 2022; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

As of December 31, 2020, we had $1,084,557 outside of the trust account, $58,477 of investment income available in the trust account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses) and a working capital surplus of $1,358,611 If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to such stockholders, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement related to our initial business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, our sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we do not complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed or to redeem 100% of our public shares if we do not complete our initial business combination by October 23, 2022, or (b) with respect to any other provisions relating to the rights of holders of our Class A common stock; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by October 23, 2022 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following October 23, 2022 in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by October 23, 2022 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Holders of Class A common stock will not be entitled to vote on any election of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, only holders of a majority of our founder shares may remove a member of the board of directors. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis in which case the number of shares of our Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.365 shares of our Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the shares of Class A common stock issuable upon exercise of these warrants will cause holders to receive fewer shares of Class A common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis in the circumstances described in “Description of Securities—Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.” If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of Class A common stock. The holder would have received 875 shares of Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of Class A common stock upon a cashless exercise of the warrants they hold.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into on October 20, 2020, our initial stockholders and their permitted transferees can demand that we register the private placement warrants and the shares of Class A common stock issuable upon exercise of the founder shares and the private placement warrants held by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

Because we are not limited to evaluating a target business in a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we have initially focused our search for a target business in the technology sector, we may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

Although we intend to focus on identifying business combination candidates in the technology sector, we may consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained elsewhere in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2021, there were 70,000,000 and 2,500,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, excluding shares of Class A common stock reserved for issuance upon exercise of outstanding warrants and currently issuable upon conversion of Class B common stock. As of March 31, 2021, there are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of our current security holders;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination. In addition, pursuant to an agreement entered into in connection with our initial public offering, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Members of our management team and affiliated companies have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team, board of directors and our special advisors have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we have engaged and will continue to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On June 22, 2020, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. On August 18, 2020, our sponsor transferred an aggregate of 80,000 founder shares to our independent directors for their original purchase price as follows: 25,000 founder shares to each of Ms. Desiree Gruber and Mr. Denmark West and 30,000 founder shares to Dr. Peter Diamandis. Subsequently, on August 27, 2020, our sponsor transferred an aggregate of 70,000 founder shares to certain of our special advisors for their original purchase price. On October 2, 2020, we effected a stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 7,187,500 founder shares. Following such dividend, on October 2, 2020, our sponsor transferred 18,750 founder shares to one of our special advisors for their original purchase price. On October 20, 2020, we effected a further stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 8,625,000 founder shares. Following the expiration of the underwriter’s over-allotment option, on December 7, 2020 our sponsor forfeited 1,125,000 founder shares, so that our initial stockholders continue to own 20% of our issued and outstanding shares of common stock after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 8,000,000 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of $8,000,000, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single business, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we do not adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate. To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending provisions in our amended and restated certificate of incorporation that relate to our pre-initial business combination activity requires the approval of holders of 65% of our common stock, and amending our warrant agreement requires a vote of holders of at least 50% of the then outstanding public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed or to redeem 100% of our public shares if we do not complete our initial business combination by October 23, 2022 or (B) with respect to any other provision relating to the rights of holders of our Class A common stock. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through the registration statement for our initial public offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions sometimes requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed or to redeem 100% of our public shares if we do not complete our initial business combination by October 23, 2022 or (b) with respect to any other provisions relating to the rights of holders of our Class A common stock, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances our public stockholders may receive less than $10.00 per share upon the liquidation of the trust account.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders collectively beneficially own 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, only holders of a majority of our founder shares may remove a member of the board of directors. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

Unlike many other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A common stock at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in our initial public offering and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any private placement-equivalent warrants issued upon conversion of working capital loans. This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder (i) to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the final prospectus for our initial public offering, or to cure, correct or supplement any defective provision, or (ii) to add or change any other provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the interests of the registered holders of the warrants, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. Except as set forth below, none of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

In addition, we may redeem your warrants after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock and if, and only if, the private placement warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A common stock) as the outstanding public warrants. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 10,000,000 shares of our Class A common stock as part of the units sold in our initial public offering and private placement warrants to purchase an aggregate of 8,000,000 shares of Class A common stock at $11.50 per share. Our initial stockholders currently hold an aggregate of 7,500,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Our public warrants are also redeemable by us for Class A common stock under certain circumstances described in the final prospectus for our initial public offering.

To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the public warrants except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us under certain redemption scenarios, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

A provision in our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by us and, (i) in the case of any such issuance to our initial stockholders or their affiliates, without taking into account any founder shares held by our initial stockholders or such affiliates, as applicable, prior to such issuance, and (ii) without taking into account the transfer of founder shares or private placement warrants (including if such transfer is effectuated as a surrender to us and subsequent reissuance by us) by our sponsor in connection with such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the volume weighted average trading price of our Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 outbreak and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases). An active trading market for our securities may not fully develop or be sustained. Additionally, if our securities become delisted from the NYSE for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on the NYSE or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the prior June 30, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the shares of our Class A common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of the shares of our Class A common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision does not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the COVID-19 pandemic;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may face risks related to businesses in the technology sector.

Business combinations with businesses in the technology sector entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	the markets we may serve may be subject to general economic conditions and cyclical demand, which could lead to significant shifts in our results of operations from quarter to quarter that make it difficult to project long-term performance;

●	fluctuations in customer demand;

●	competition and consolidation of the specific sector of the industry within which the target business operates;

●	volatility in costs for strategic raw material and energy commodities or disruption in the supply of these commodities could adversely affect our financial results;

●	supplier stability, factory transitions and capacity constraints;

●	inability to obtain necessary insurance coverage for the target business’ operations;

●	additional expenses and delays due to technical problems, labor problems (including union disruptions) or other interruptions at our manufacturing facilities after our initial business combination;

●	work-related accidents that may expose us to liability claims;

●	our manufacturing processes and products not complying with applicable statutory and regulatory requirements, or if we manufacture products containing design or manufacturing defects, the demand for our products declining and potential liability claims;

●	litigation and other proceedings, including that we may be liable for damages based on product liability claims, and we may also be exposed to potential indemnity claims from customers for losses due to our work or if our employees are injured performing services;

●	warranty claims related to our products, and resulting reputational damage and incurrence of significant costs;

●	changes in industry standards;

●	changes in tariffs and other trade practices;

●	inability to protect our intellectual property rights;

●	our products and manufacturing processes being subject to technological change;

●	being subject to applicable laws and regulations of federal, state and provincial governments, including environmental and health and safety laws and regulations, and the costs of compliance with such regulations;

●	disruption or failure of networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

●	fluctuations in foreign currency exchange rates; and

●	the failure of our customers to pay the amounts owed to us in a timely manner.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the technology sector. Accordingly, if we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which we or the target business which we acquire operates, which may or may not be different than those risks listed above.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain our principal executive offices at 382 NE 191 Street, #24148, Miami, FL 33179. Our executive offices are provided to us by our sponsor. The cost for this space is included in the $10,000 per month fee our sponsor began charging us for office space, utilities and secretarial and administrative support commencing on October 20, 2020 pursuant to a letter agreement between us and our sponsor. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our equity securities trade on the NYSE. Each of our units consists of one share of our Class A common stock and one-third of one warrant and, commencing on October 21, 2020, trades on the NYSE under the symbol “XPOA.U.” The Class A common stock and warrants underlying our units began trading separately on the NYSE under the symbols “XPOA” and “XPOA WS,” respectively, on December 11, 2020.

Holders of Record

On March 31, 2021, there was one holder of record of our units, one holder of record of our Class A common stock, nine holders of record of our Class B common stock and two holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements, general financial condition and overall financial goals and objectives of our management team subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities

On June 22, 2020, we issued 5,750,000 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share. On August 18, 2020, our sponsor transferred an aggregate of 80,000 founder shares to our independent directors for their original purchase price. Subsequently, on August 27, 2020, our sponsor transferred an aggregate of 70,000 founder shares to certain of our special advisors for their original purchase price. On October 2, 2020, we effected a stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 7,187,500 founder shares. Following such dividend, on October 2, 2020, our sponsor transferred 18,750 founder shares to one of our special advisors for their original purchase price. On October 20, 2020, we effected a further stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 8,625,000 founder shares. Following the expiration of the underwriter’s over-allotment option, on December 7, 2020 our sponsor forfeited 1,125,000 founder shares to us at no cost. No underwriting discounts or commissions were paid with respect to such issuances.

Simultaneously with the consummation of our initial public offering, on October 23, 2020, we consummated the private placement of 8,000,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating total proceeds of $8,000,000. The private placement warrants are identical to the public warrants, except that, if held by our sponsor or its permitted transferees, they (i) may be exercised on a cashless basis and (ii) will not be redeemable under certain redemption scenarios. In addition, the private placement warrants (and the shares of Class A common stock issuable upon exercise of such private placement warrants) will, subject to certain limited exceptions, be subject to transfer restrictions until 30 days after the completion of our initial business combination. No underwriting discounts or commissions were paid with respect to the private placement.

The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor, as initial purchaser of the founder shares and the private placement warrants, is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds from our Initial Public Offering

On October 23, 2020, we consummated our initial public offering of 30,000,000 units, with each unit consisting of one share of Class A common stock and one-third of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Each whole warrant will become exercisable on the later of 30 days after the completion of our initial business combination or October 23, 2021 and will expire five years after the completion of our initial business combination, or earlier upon redemption or liquidation. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $300,000,000.

UBS Securities LLC acted as sole book-running manager of our initial public offering. The securities sold in our initial public offering were registered under the Securities Act on registration statements on Form S-1 (File Nos. 333-249274 and 333-249575). The registration statements became effective on October 20, 2020.

We paid a total of $6,000,000 in underwriting discounts and commissions and $477,876 for other costs and expenses related to our initial public offering. In addition, UBS Securities LLC agreed to defer $10,500,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $10,500,000 in underwriting discounts and commissions) and the offering expenses, the total net proceeds from our initial public offering and the private placement was $301,522,124, of which $300,000,000 (or $10.00 per unit sold in our initial public offering) was placed in the trust account. On October 26, 2020, we repaid our sponsor $250,000 in satisfaction of outstanding loans. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 23, 2020.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this report.

Overview

We are a blank check company incorporated as a Delaware corporation on March 24, 2020 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While we may pursue an initial business combination target in any business, industry or geographical location, we intend to focus our search within the technology sector, where we believe our management team has a competitive advantage due to their prior experiences and roles. We intend to focus our search efforts on North American-based targets with an aggregate enterprise value of $1 billion to $2 billion.

On October 20, 2020, the registration statement on Form S-1 (File No. 333-249274) relating to our initial public offering was declared effective by the SEC, and we subsequently filed, on October 20, 2020, a registration statement on Form S-1 (File No. 333-249575) pursuant to Rule 462(b) under the Securities Act, which was effective immediately upon filing. On October 23, 2020, we consummated our initial public offering of 30,000,000 units, with each unit consisting of one share of Class A common stock and one-third of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $300,000,000.

Simultaneously with the consummation of our initial public offering, we consummated the private placement of 8,000,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating total proceeds of $8,000,000.

A total of $300,000,000 (or $10.00 per unit sold in our initial public offering) of the net proceeds from our initial public offering and the private placement was placed in the trust account, with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our tax obligations (and up to $100,000 of interest to pay dissolution expenses, as applicable), the net proceeds from our initial public offering and the private placement will not be released from the trust account until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed or to redeem 100% of our public shares if we do not complete our initial business combination by October 23, 2022 or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock, and (c) the redemption of our public shares if we do not complete our business combination by October 23, 2022, subject to applicable law.

Our units began trading on October 21, 2020 on the NYSE under the symbol “XPOA.U.” Commencing on December 11, 2020, the Class A common stock and warrants comprising the units began separate trading on the NYSE under the symbols “XPOA” and “XPOA WS,” respectively. Those units not separated continue to trade on the NYSE under the symbol “XPOA.U.”

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement, our capital stock, debt or a combination of cash, stock and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 24, 2020 (inception) through December 31, 2020 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, our activity has been limited to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the period from March 24, 2020 (inception) through December 31, 2020, we had a net loss of $284,731, which consists of operating costs of $343,208, offset by interest earned on marketable securities held in the trust account of $48,914 and an unrealized gain on marketable securities held in our trust account of $9,563.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $1,084,557. Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of founder shares by our sponsor and loans from our sponsor.

On October 23, 2020, we consummated our initial public offering of 30,000,000 units, at $10.00 per unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of our initial public offering, we consummated the private placement of 8,000,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $8,000,000.

Following our initial public offering and the sale of the private placement warrants, a total of $300,000,000 was placed in the trust account. We incurred $16,977,876 in transaction costs, including $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $477,876 of other costs.

For the period from March 24, 2020 (inception) through December 31, 2020, cash used in operating activities was $462,567. Net loss of $284,731 was affected by interest earned on marketable securities held in the trust account of $48,914, an unrealized gain on marketable securities held in our trust account $9,563 and changes in operating assets and liabilities, which used $119,359 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities held in the trust account of $300,058,477. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $1,084,557 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the private placement warrants, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which persists throughout the United States and the world. Our ability to consummate an initial business combination may be materially adversely affected due to governmental measures to contain the COVID-19 pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. Our ability to consummate an initial business combination may also be dependent on raising additional equity and debt financing, which may be impacted by the COVID-19 pandemic and resulting market volatility. The impact of the COVID-19 pandemic on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the pandemic and related advisories and restrictions, which are highly uncertain and cannot be predicted.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on October 20, 2020 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

The underwriter of our initial public offering is entitled to a deferred fee of $0.35 per unit, or $10,500,000 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee was placed in the trust account and will be released to the underwriter only upon the completion of our initial business combination and (ii) the deferred fee will be waived by the underwriter in the event that we do not complete our initial business combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the trust account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Emil Michael	48	Chairman of the Board and Chief Executive Officer
Ignacio Tzoumas	46	Chief Financial Officer
Kyle Wood	44	Chief Legal Officer and Secretary
Peter Diamandis	59	Director
Denmark West	50	Director
Desiree Gruber	53	Director

Emil Michael, Chairman and Chief Executive Officer

Mr. Michael has served as our Chief Executive Officer since our inception and as our Chairman since August 2020. He is one of Silicon Valley’s most highly regarded business executives having built three successful companies including Tellme Networks (sold to Microsoft in 2007), Klout (sold to Lithium Technologies in 2014) and Uber. Mr. Michael has extensive experience identifying high-growth, tech-enabled businesses with his investments spanning a broad range of companies including Bird, Codecademy, Docker, GoEuro, GoBrands, SpaceX, and Stripe. Mr. Michael has been the President of Technology and Management Consulting Services of M8 Enterprises LLC since January 2018.

During his tenure as Chief Business Officer of Uber from July 2013 to June 2017, Mr. Michael led Uber’s efforts in China and Russia, which resulted in substantial market value creation. Mr. Michael played a pivotal role in raising nearly $15 billion dollars in capital from investors globally and led the merger of Uber’s China operations with key competitor in China, Didi Chiuxing. Additionally, he led the efforts to strike partnerships globally with companies such as American Express, AT&T, Daimler, Softbank, Tata Motors, and Toyota. Mr. Michael also led the Ottomotto acquisition that became the core of Uber’s Advanced Technology Group, responsible for autonomous vehicle development. He is also responsible for creating UberMilitary, a program at Uber for military veterans and their families.

Prior to Uber, Mr. Michael served as Chief Operating Officer of Klout, where he played a pivotal role in growing the social media analytics company. Klout ultimately sold to Lithium Technologies for $200 million in 2014.

Before joining Klout, Mr. Michael served as a White House Fellow working for the Secretary of Defense as a Special Assistant. During his tenure at the Pentagon, he ran projects in Afghanistan, Iraq and Pakistan as well as a department-wide budget cutting effort aimed at reducing overhead and bureaucracy.

Mr. Michael was also part of the founding team of Tellme Networks, a pioneer in speech recognition technology and systems, that is highly regarded for weathering the technology bust of 2000 and for building a sustainable and profitable business. Mr. Michael helped Tellme Networks raise over $250 million in venture capital from investors such as Benchmark Capital and Kleiner Perkins. He also led Tellme Networks through its $800 million sale to Microsoft in 2007.

Additionally, Mr. Michael has been a leadership coach and mentor to dozens of young CEOs over the years, giving him extensive exposure to early stage companies, technologies, and trends. He also serves as an advisor or investor in over 20 start-ups around the world, furthering his commitment to helping the next generation of entrepreneurs build and scale. He started his career at Goldman Sachs, where he was an Associate in the Investment Banking Division for a short period.

Mr. Michael received his B.A. from Harvard University and his J.D. from Stanford Law School.

Peter Diamandis, Board Member

Dr. Diamandis has served as one of our directors since October 2020. He has been the Chief Executive Officer of PHD Ventures, Inc. since October 1993 which is his personal holding company for his writing, speaking and consulting activities. He is the Founder and Executive Chairman of the XPRIZE Foundation, a non-profit foundation which, since 1996, has designed and operated large-scale incentive competitions for the benefit of humanity. He is also the Executive Founder of Singularity University, a graduate-level Silicon Valley institution founded in 2010 that counsels the world’s leaders on exponentially growing technologies. Dr. Diamandis was a Founder, Vice Chairman and is currently a shareholder of Human Longevity, Inc. an advanced health diagnostic company committed to delivering data driven health diagnostics, he resigned from the board of directors in December 2018. Dr. Diamandis is the Vice Chairman and co-Founder of Celularity Inc., founded in July 2017, a commercial-stage cell therapeutics company delivering allogenic cellular therapies engineered from the postpartum human placenta Dr. Diamandis is also a founder and board member of Fountain Therapeutic Services, Inc. which was formed in November 2018 to increase lifespan and optimize healthspan by harnessing regenerative medicine technologies and integrating extensive wellness solutions. In March 2020, Dr. Diamandis co-founded and is the Vice-Chairman of Covaxx, Inc. a pharmaceutical company that has developed a COVID-19 lgG antibody test and a vaccine that is currently in clinical trials. Dr. Diamandis has also served as a director of two other special purpose acquisition companies, Software Acquisition Group Inc., which completed its initial public offering in November 2019 and its business combination with CuriosityStream Inc. in October 2020, and Software Acquisition Group Inc. II, which completed its initial public offering in September 2020 and announced a proposed business combination with Otonomo Technologies Ltd. in February 2021. Dr. Diamandis is also a director nominee for Software Acquisition Group Inc. III, a special purpose acquisition company currently in the process of completing its initial public offering.

As an entrepreneur, Dr. Diamandis has started over 20 companies in the areas of longevity, space, venture capital and education. Dr. Diamandis also co-founded BOLD Capital Partners, a venture fund investing in exponential technologies, in 2015, and is a New York Times Bestselling author.

Dr. Diamandis earned degrees in Molecular Engineering and Aerospace Engineering from MIT and holds an M.D. from Harvard Medical School.

Denmark West, Board Member

Mr. West has served as one of our directors since October 2020. He is a founding partner of Connectivity Ventures Fund, an early stage and mission oriented fund focused on innovations that transform the way we live and work, where he currently serves as Chief Investment Officer.

Prior to Connectivity, Mr. West was an executive at Viacom, serving at BET as President of Digital Media, and at Viacom Media Networks as both EVP of Strategy and Business Development and Chief of Operations (EVP) for the Global Digital Media Group. During his tenure at Viacom, he launched Viacom’s first vertical ad network, first episodic web series (Webby nominated), and first mobile TV companion app. He led strategy for social media and video games, drove over $1B in M&A transactions, ran post-merger integration initiatives, and oversaw the e-commerce P&L. He also oversaw new online audience records every year while at BET, and supported the first event on Twitter to capture all Top 10 Trending topics simultaneously.

Prior to Viacom, Mr. West worked at Microsoft in the Corporate Development & Strategy Group and as the Chief of Staff of Windows Client Division ($12B in revenues at that time). There he helped to incubate new businesses, notably Xbox and Windows Media. He supported joint ventures with Qualcomm, Softbank and Ford. He led strategy initiatives for the Microsoft CEO and the board of directors, respectively, around streaming media, software as a service, and open source software. He also led Corporate Venture investments in internet infrastructure companies including Akamai and supported over $12B in strategic investments and M&A transactions.

Mr. West also has passion around and speaks on technology trends and financial markets. He has appeared on The Today Show, CNBC, Al Jazeera and CCTV. He also has been referenced in business books like Stealing MySpace, the New York Times best seller The Facebook Effect, and Leapfrog: The New Revolution for Women Entrepreneurs. He started his career on Wall Street with Smith Barney and Goldman Sachs.

Mr. West is a strategic advisor to the USO and the National Basketball Players Association, the union for NBA players. He is an operating advisor to K1 Investment Management, a private equity fund focused on enterprise software with over $1B AUM. He is also a member of the board of directors for SOCAP Global, Questbridge, Culture Shift Labs, IDEA Initiative and Mirror Digital.

Mr. West received both his A.B. in Applied Mathematics and his M.B.A. from Harvard University

Desiree Gruber, Board Member

Peabody Award-winner Desiree Gruber has served as one of our directors since October 2020. She founded and has been the Chief Executive Officer since inception of Full Picture, a brand accelerator, content production, communications, and consulting services company now in its 21st year, with a passion to help her clients more effectively tell their stories and launch new ideas into the world. Ms. Gruber continues to evolve her mission of shaping zeitgeist-defining moments and reimagining how brands delight and engage global audiences in her work as an entrepreneur, business strategist, and venture capitalist.

Through DGNL, Ms. Gruber has embraced a preeminent role in developing and supporting female founders and C-suite executives. With a goal of creating real opportunities for women to achieve measurable success, DGNL invests in and architects transformational deals across the consumer, technology, and media spectrum in order to establish a legacy of female empowerment.

Among Ms. Gruber’s many accomplishments to date is co-founding the Project Runway television series. In addition to her Peabody Award, as executive producer of the groundbreaking show for 16 seasons she has received a GLAAD Media Award and earned 14 Emmy nominations.

A lifelong advocate for a more equitable and inclusive world, she proudly serves on the boards of UNICEF USA, Tech:NYC, and God’s Love We Deliver, and was the recipient of UNICEF’s 2018 Spirit of Compassion Award. She is also an advisor to leading organizations such as Anthos Capital, Pharrell Williams’ Something in the Water and Chegg.

Ms. Gruber lives with her husband, Kyle MacLachlan, and their son, and splits her time between NYC and LA.

Ignacio Tzoumas, Chief Financial Officer

Mr. Tzoumas has served as our Chief Financial Officer since our inception. He has extensive financial management experience through over 20 years in the financial services industry. He has been the Chief Financial Officer of Bolt Mobility since November 2018, Pishevar Family Foundation since February 2019 and The Edison Companies since April 2019 and the Vice President of Finance of Stara since November 2018. During his tenure at Pishevar Family Foundation, he has advised and directed investments exceeding $200 million in value and in his tenure at Edison, he has led venture capital and private equity financing efforts for transportation and communications startups resulting in over $10 million in investment. He is an expert at lean financial management and has created a sustainable business model for continuous research, design, and innovation. Additionally, he is an active angel investor and mentors emerging talent in various financial roles.

Earlier in his career, Mr. Tzoumas was a founding partner of the quantitative trading group at Triton Global, and a macro hedge fund, The Mercury Fund.

Mr. Tzoumas received a B.S. from the University of Pennsylvania.

Kyle Wood, Chief Legal Officer and Secretary

Mr. Wood has served as our Chief Legal Officer and Secretary since our inception. He currently serves as Chief Legal Officer for Sofreh Capital LP and Pishevar Family Office since January 2020. He has over 15 years of experience in technology transactions focusing primarily on public and private financings and M&A. He has also drafted and negotiated billions of dollars of acquisitions for Fortune 100 clients, advised on intellectual property licensing and development strategies, and counseled buyers and sellers on corporate transactions.

From October 2016 to December 2019, Mr. Wood was a partner in Perkins Coie’s Technology Transactions and Privacy Law practice, as well as head of the firm’s Blockchain Operations Team, Hiring Partner in the Dallas Office, and member of the Associate Compensation Committee. His prior legal experience includes counsel at Hunton Andrews Kurth from April 2014 to October 2016, technology associate at Jones Day, and working in the in-house legal team at Sun Microsystems (acquired by Oracle) and Nominum, Inc. (acquired by Akamai Technologies).

Mr. Wood received his B.A. from the University of Virginia and J.D. from Santa Clara University School of Law.

Special Advisors

In addition to our management team, we are supported by the following special advisors. We currently expect our special advisors to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide business insights when we assess potential business combination targets and (iii) upon our request, provide business insights as we work to create additional value in the business or businesses that we acquire. In this regard, our special advisors fulfil some of the same functions as our board members; however, they do not owe any fiduciary obligations to us nor do they perform board or committee functions or have any voting or decision-making capacity on our behalf. They also are not required to devote any specific amount of time to our efforts. While certain of our special advisors have ownership interests in our sponsor or purchased founder shares from our sponsor, none of our special advisors have any employment, consulting fee or other similar compensation arrangements with us.

Shervin Pishevar, Special Advisor

Shervin Pishevar is an accomplished entrepreneur and investor with over 20 years of experience. He is a co-founder of Sofreh Capital, the Manager of the Pishevar Family Office, and a Managing Member of The Edison Companies, LLC. Mr. Pishevar was the co-founder of Sherpa Capital, LLC, a leading venture capital firm, and served as the General Partner of its first three funds. Upon the close of the third fund, Sherpa Capital had $650 million under management and hundreds of millions more in co-investments and SPVs. Prior to Sherpa Capital, he was a Managing Director at Menlo Ventures where he helped consecutive funds return 3.0x Distribution to Paid-In Capital (DPI) and led key early investments in companies such as Uber (Series B), Warby Parker (Series A), Machine Zone and Tumblr. While at Menlo Ventures, he was a founder of the Menlo Talent Fund, a seed investment program that helped close over 35 seed investments including in companies like Parse (acquired by Facebook) and Scan (acquired by Snap).

Through his investments from 2011 to 2018, he generated an average gross cash-on-cash multiple of 6.6x, returning 88.3% IRR and was ranked #93 on the Forbes Midas List Top 100 Venture Capitalists in 2017 (where he has appeared at least four times).

Dr. Eric Schmidt, Special Advisor

Dr. Eric Schmidt was the former executive chairman of the board of Alphabet, responsible for external business matters and advising their CEOs and leadership on business and policy issues. Prior to the establishment of Alphabet, Dr. Schmidt was the chairman of Google Inc. for four years. From 2001 to 2011, he served as Google’s Chief Executive Officer, overseeing the company’s technical and business strategy alongside founders Sergey Brin and Larry Page. Under his leadership, Google dramatically scaled its infrastructure and diversified its product offerings while maintaining a strong culture of innovation, growing from a Silicon Valley startup to a global leader in technology.

Prior to joining Google, Dr. Schmidt was the chairman and CEO of Novell and Chief Technology Officer at Sun Microsystems, Inc. Previously, he served on the research staff at Xerox Palo Alto Research Center (PARC), Bell Laboratories and Zilog.

Dr. Schmidt received his B.A. from Princeton University and his M.S. and Ph.D. from the University of California, Berkeley.

Betsy Atkins, Special Advisor

Betsy Atkins is a serial entrepreneur and the Chief Executive Officer and founder of Baja Corporation. Ms. Atkins has co-founded enterprise software companies in multiple industries including energy, healthcare and networking. Ms. Atkins is an expert at scaling companies through hyper growth and leading them to successful initial public offerings and acquisitions, including serving as the Chief Executive Officer of Clear Standards, Inc. during its acquisition by SAP in 2009. Ms. Atkins also co-founded Ascend Communications Inc., a Nasdaq-listed company that reached $5.4 billion in revenue prior to its acquisition by Lucent Technologies Inc. for $23 billion in 1999. At Baja Corporation, Betsy has built three early stage funds investing in enterprise, software, healthcare, and energy.

Ms. Atkins is a corporate governance expert with an eye for making boards a competitive asset, currently serving on the boards of Wynn Resorts, SL Green Realty and Volvo Cars. Her corporate board experience is vast and covers multiple industries including: Technology, Retail, Financial Services, Healthcare, Hospitality, Auto, CPG, Manufacturing, and Logistics. Her expertise is emphasized by her third published book Be Board Ready: The Secrets to Landing a Board Seat and Being a Great Director. Ms. Atkins brings an operational perspective to corporate governance which focuses on taking friction out of the consumer experience, leveraging broad contemporary knowledge of digital technology to reduce costs and driving efficiency and productivity using AI machine learning analytics to streamline processes.

Ms. Atkins received her B.A. from the University of Massachusetts, Amherst.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Ms. Gruber, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. West, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Dr. Diamandis and Mr. Michael, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Prior to the completion of our initial business combination, any vacancy on our board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of our initial business combination, only holders of a majority of our founder shares may remove a member of our board of directors.

Pursuant to an agreement entered into in connection with our initial public offering, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors.

Our officers are appointed by our board of directors and serve at the discretion of our board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating and corporate governance committee, and a compensation committee. Each of our audit committee, our nominating and corporate governance committee, and our compensation committee is composed solely of independent directors. The charter of each committee is available on our website.

Audit Committee

Our audit committee consists of Dr. Diamandis (chair), Mr. West and Ms. Gruber, each of whom is an independent director under the rules of the NYSE and under Rule 10-A-3(b)(1) of the Exchange Act. Each member of the audit committee is financially literate and our board of directors has determined that Dr. Diamandis qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications and independence and (4) the performance of our internal audit function and the independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships they have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Our Audit Committee Charter is available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Mr. West (chair), Dr. Diamandis and Ms. Gruber, each of whom is an independent director under the rules of the NYSE. The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating and corporate governance committee considers persons identified by its members, management, stockholders, investment bankers and others. The nominating and corporate governance committee’s duties, which are specified in our Nominating and Corporate Governance Committee Charter, include, but are not limited to:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The Nominating and Corporate Governance Committee Charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in our Nominating and Corporate Governance Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating and corporate governance committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating and corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating and corporate governance committee does not distinguish among nominees recommended by stockholders and other persons.

Our Nominating and Corporate Governance Committee Charter is available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Compensation Committee

Our compensation committee consists of Ms. Gruber (chair), Dr. Diamandis and Mr. West, each of whom is an independent director under the rules of the NYSE. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations on an annual basis to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, if any is paid by us, and any incentive-compensation and equity-based plans that are subject to board approval of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, other than the $10,000 per month administrative fee payable to our sponsor and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors, special advisors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Our Compensation Committee Charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by the NYSE and the SEC.

Our Compensation Committee Charter is available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Code of Business Conduct and Ethics, Corporate Governance Guidelines and Committee Charters

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. A copy of our Code of Business Conduct and Ethics will be provided without charge upon request to us in writing at 382 NE 191 Street, #24148, Miami, FL 33179 or by telephone at (305) 857-5086. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.

Our board of directors has also adopted Corporate Governance Guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning.

Copies of our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter are available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Item 11. Executive Compensation

None of our officers or directors has received any cash compensation for services rendered to us. Commencing on October 20, 2020, we are obligated to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers, directors, special advisors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors, special advisors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2021, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of our warrants, including the private placement warrants, as such securities are not exercisable within 60 days of the date of this report.

We have based our calculation of the percentage of beneficial ownership on 37,500,000 shares of common stock outstanding on March 31, 2021, consisting of 30,000,000 shares of Class A common stock and 7,500,000 shares of Class B common stock.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
CDPM Sponsor Group, LLC(2)(3)	—	—	7,252,500	96.7%	19.3%
Emil Michael(2)(3)	—	—	7,252,500		19.3%
Ignacio Tzoumas	—	—	—	—	—
Kyle Wood	—	—	—	—	—
Peter Diamandis(2)	—	—	45,000	*	*
Denmark West(2)	—	—	37,500	*	*
Desiree Gruber(2)	—	—	37,500	*	*
All directors and executive officers as a group (six individuals)	—	—	7,372,500	98.3%	19.7%
Sculptor Capital LP(4)	1,581,661	5.3%	—	—	4.2%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o DPCM Capital, Inc., 382 NE 191 Street, #24148, Miami, FL 33179.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)	Our sponsor is the record holder of such shares. Mr. Michael is the manager of our sponsor, and as such has voting and dispositive power over the securities held by our sponsor and may be deemed to have beneficial ownership of such securities. Mr. Michael disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(4)	According to a Schedule 13G filed with the SEC on January 13, 2020, on behalf of Sculptor Capital LP (“Sculptor”), Sculptor Capital Holding Corporation (“SCHC”), Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, Ltd. and Sculptor Special Funding, LP. Sculptor serves as the principal investment manager to a number of investment funds and discretionary accounts (collectively, the “Accounts”) and thus may be deemed to be the beneficial owner of the shares reported above which are held in the Accounts managed by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC may be deemed to control Sculptor and, therefore, may be deemed to be the beneficial owner of the shares reported above. SCU is the sole shareholder of SCHC and may be deemed to be the beneficial owner of the shares reported above. The business address of this stockholder is 9 West 57 Street, 39 Floor, New York, NY 10019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On June 22, 2020, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. On August 18, 2020, our sponsor transferred an aggregate of 80,000 founder shares to our independent directors for their original purchase price as follows: 25,000 founder shares to each of Ms. Desiree Gruber and Mr. Denmark West and 30,000 founder shares to Dr. Peter Diamandis. Subsequently, on August 27, 2020, our sponsor transferred an aggregate of 70,000 founder shares to certain of our special advisors for their original purchase price. On October 2, 2020, we effected a stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 7,187,500 founder shares. Following such dividend, on October 2, 2020, our sponsor transferred 18,750 founder shares to one of our special advisors for their original purchase price. On October 20, 2020, we effected a further stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 8,625,000 founder shares. Following the expiration of the underwriter’s over-allotment option, on December 7, 2020 our sponsor forfeited 1,125,000 founder shares, so that our initial stockholders continue to own 20% of our issued and outstanding shares of common stock after our initial public offering.

With certain limited exceptions, the founder shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with our sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Simultaneously with the consummation of our initial public offering, on October 23, 2020, we consummated the private placement of 8,000,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating total proceeds of $8,000,000. The private placement warrants are identical to the public warrants, except that, if held by our sponsor or its permitted transferees, they (i) may be exercised on a cashless basis and (ii) will not be redeemable under certain redemption scenarios. In addition, the private placement warrants (and the shares of Class A common stock issuable upon exercise of such private placement warrants) will, subject to certain limited exceptions, be subject to transfer restrictions until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing on October 20, 2020, we are obligated to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers, directors, special advisors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors, special advisors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor loaned us an aggregate of $250,000 in connection with the expenses of our initial public offering, pursuant to the terms of an unsecured promissory note. We fully repaid the loans from our sponsor on October 26, 2020.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights and stockholder agreement entered into on October 20, 2020, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements. In addition, pursuant to the registration and stockholder rights agreement, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors.

Related Party Policy

Our Code of Business Conduct and Ethics requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Business Conduct and Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to our Audit Committee Charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers, directors, special advisors or our or their affiliates, by us for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments have been or will be made to our sponsor, officers or directors, or our or their affiliates, none of which have been or will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	repayment of up to an aggregate of $250,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	payment to our sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors, special advisors or our or their affiliates.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Peter Diamandis, Denmark West and Desiree Gruber are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

Marcum LLP (“Marcum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from March 24, 2020 (inception) through December 31, 2020 totaled $68,865. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the period from March 24, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from March 24, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the period from March 24, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)   Financial Statements

(2)   Financial Statement Schedules

None.

(3)   Exhibits: Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated October 20, 2020, between the Company and UBS Securities LLC
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Bylaws
4.1(2)	Specimen Unit Certificate
4.2(2)	Specimen Class A Common Stock Certificate
4.3(2)	Specimen Warrant Certificate
4.4(1)	Warrant Agreement, dated October 20, 2020, between the Company and Continental Stock Transfer & Trust Company
4.5*	Description of Securities
10.1(2)	Promissory Note, dated as of April 8, 2020, issued to CDPM Sponsor Group, LLC
10.2(2)	Founder Shares Subscription Agreement, dated June 22, 2020, between the Company and CDPM Sponsor Group, LLC
10.3(1)	Letter Agreement, dated October 20, 2020, among the Company, CDPM Sponsor Group, LLC, and each of the executive officers, directors and initial stockholders of the Company
10.4(1)	Investment Management Trust Agreement, dated October 20, 2020, between the Company and Continental Stock Transfer & Trust Company
10.5(1)	Registration and Stockholder Rights Agreement, dated October 20, 2020, among the Company, CDPM Sponsor Group, LLC and certain securityholders
10.6(1)	Warrant Purchase Agreement, dated October 20, 2020, between the Company and CDPM Sponsor Group, LLC
10.7(1)	Administrative Services Agreement, dated October 20, 2020, between the Company and CDPM Sponsor Group, LLC
10.8(2)	Form of Indemnity Agreement
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-39638), filed with the SEC on October 26, 2020.
(2)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-249274), filed with the SEC on October 2, 2020.

DPCM CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
DPCM Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of DPCM Capital, Inc. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from March 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from March 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 31, 2021

DPCM CAPITAL, INC.

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$1,084,557
Prepaid expenses	389,413
Total Current Assets	1,473,970

Cash and marketable securities held in Trust Account	300,058,477
TOTAL ASSETS	$301,532,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities - accrued expenses	$270,054
Deferred underwriting payable	10,500,000
Total Liabilities	10,770,054

Commitments

Class A common stock subject to possible redemption 28,576,239 shares at redemption value	285,762,390

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,423,761 issued and outstanding (excluding 28,576,239 shares subject to possible redemption)	142
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding	750
Additional paid-in capital	5,283,842
Accumulated deficit	(284,731)
Total Stockholders’ Equity	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$301,532,447

The accompanying notes are an integral part of the financial statements.

DPCM CAPITAL, INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$343,208
Loss from operations	(343,208)

Other income:
Interest earned on marketable securities held in Trust Account	48,914
Unrealized gain on marketable securities held in Trust Account	9,563
Other income	58,477

Net (loss) income	$(284,731)

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	28,604,612

Basic and diluted net loss per share, Class A Common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Common stock (1)	8,001,468

Basic and diluted net loss per share, Common stock	$(0.04)

(1)	Excludes an aggregate of 28,576,239 shares subject to possible redemption.

The accompanying notes are an integral part of the financial statements.

DPCM CAPITAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Stock Subscription Receivable from	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stockholder	Capital	Deficit	Equity
Balance – March 24, 2020 (Inception)	—	$—	—	$—	$	$—	$—	$—

Issuance of Class B common stock	—	—	8,625,000	863	(25,000)	24,137	—	—

Collection of stock subscription receivable from Sponsor	—	—	—	—	25,000	—	—	25,000

Sale of 30,000,000 Units, net of underwriting discounts	30,000,000	3,000	—	—	—	283,019,124	—	283,022,124

Sale of 8,000,000 Private Placement Warrants	—	—	—	—	—	8,000,000	—	8,000,000

Forfeiture of Founder Shares	—	—	(1,125,000)	(113)	—	113	—	—

Class A common stock subject to possible redemption	(28,576,239)	(2,858)	—	—	—	(285,759,532)	—	(285,762,390)

Net income (loss)	—	—	—	—	—	—	(284,731)	(284,731)

Balance – December 31, 2020	1,423,761	$142	7,500,000	$750	$—	$5,283,842	$(284,731)	$5,000,003

The accompanying notes are an integral part of the financial statements.

DPCM CAPITAL, INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(284,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(48,914)
Unrealized gain on marketable securities held in Trust Account	(9,563)
Changes in operating assets and liabilities:
Prepaid expenses	(389,413)
Accrued expenses	270,054
Income taxes payable	—
Net cash used in operating activities	(462,567)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	294,000,000
Proceeds from sale of Private Placement Warrants	8,000,000
Proceeds from promissory note – related party	250,000
Repayment of promissory note – related party	(250,000)
Payment of offering costs	(477,876)
Net cash provided by financing activities	301,547,124

Net Change in Cash	1,084,557
Cash – Beginning of period	—
Cash – End of period	$1,084,557

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$286,046,120
Deferred underwriting fee payable	$10,500,000
Change in value of Class A common stock subject to possible redemption	$(283,730)

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statement was issued, and therefore substantial doubt has been alleviated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position, the CARES Act did not have an impact on the financial statements.

Net Loss Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 18,000,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period from March 24, 2020 (Inception) Through December 31, 2020
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$58,477
Unrealized gain (loss) on marketable securities held in Trust Account
Less: interest available to be withdrawn for payment of taxes	(58,477)
Less: interest available to be withdrawn for working capital
Net income attributable to Class A Common stock subject to possible redemption	$—
Denominator: Weighted Average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,604,612
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(284,731)
Net income allocable to Class A Common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(284,731)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,001,468
Basic and diluted net loss per share, Non-redeemable common stock	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

The Founder Shares include an aggregate of up to 1,125,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the initial stockholders will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 7, 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 1,125,000 shares. Accordingly, there are 7,500,000 Founder Shares issued and outstanding.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on October 20, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. For the period from March 24, 2020 (inception) through December 31, 2020, the Company incurred $20,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet.

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

Underwriting Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $10,500,000 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee will be placed in the Trust Account and released to the underwriter only upon the completion of a Business Combination and (ii) the deferred fee will be waived by the underwriter in the event that the Company does not complete a Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 1,423,761 shares of Class A common stock issued and outstanding, excluding 28,576,239 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31,
2020
Deferred tax assets (liabilities)
Net operating loss carryforward	$72,074
Unrealized gain on marketable securities	(12,280)
Total deferred tax assets	59,794
Valuation Allowance	(59,794)
Deferred tax assets, net of allowance	$—

The income tax provision consists of the following:

December 31,
2020
Federal
Current	$—
Deferred	(59,794)

State and Local
Current	—
Deferred	—

Change in valuation allowance	59,794

Income tax provision	$—

As of December 31, 2020, the Company had $343,209 of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from March 24, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $59,794.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Valuation allowance	(21.0)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers Florida to be a significant state tax jurisdiction.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$300,058,477

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPCM Capital, Inc.

By:	/s/ Emil Michael
	Name:	Emil Michael
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ignacio Tzoumas
	Name:	Ignacio Tzoumas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 31, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Emil Michael and Ignacio Tzoumas, jointly and severally, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Emil Michael	Chairman of the Board and Chief Executive Officer	March 31, 2021
Emil Michael	(Principal Executive Officer)

/s/ Ignacio Tzoumas	Chief Financial Officer	March 31, 2021
Ignacio Tzoumas	(Principal Financial and Accounting Officer)

/s/ Peter Diamandis	Director	March 31, 2021
Peter Diamandis

/s/ Denmark West	Director	March 31, 2021
Denmark West

/s/ Desiree Gruber	Director	March 31, 2021
Desiree Gruber