Form 10-K/A
period 2020-12-31
DPCM Capital, Inc.
filed 2021-06-24
CIK 1821742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

DPCM Capital, Inc. (“we,” “us,” “our,” “the company” or “our company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment”) to amend and restate certain items of its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”).

Restatement Background

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance on October 23, 2020 at the time of our initial public offering, our outstanding warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, in consultation with the audit committee of our board of directors, we concluded that our previously issued financial statements as of December 31, 2020 and for the period from March 24, 2020 (inception) through December 31, 2020 included in the Original Filing should be restated because of a misapplication in the guidance around accounting for our outstanding warrants, and should no longer be relied upon (the “restatement”).

Historically, the warrants were reflected as a component of equity as opposed to liabilities on our balance sheets and our statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within the warrant agreement governing our warrants and our application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on October 23, 2020 in light of the SEC Staff Statement. Based upon this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with any subsequent changes in fair value reported in our statement of operations each reporting period.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the previously reported financial statements or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this report. The change in accounting for the warrants does not impact the amounts previously reported for our cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations.

In connection with this Amendment, and in light of the restatement, our management has re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. As a result of that re-evaluation, our management has concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, due solely to a material weakness in internal control over financial reporting related to the accounting for warrants issued in connection with our initial public offering. For a discussion of management’s consideration of our disclosure controls and procedures, internal control over financial reporting and the material weakness identified, see Item 9A of this Amendment.

We have not amended our previously filed Current Report on Form 8-K filed on October 29, 2020. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

Proposed Business Combination

On May 19, 2021, we entered into a Business Combination Agreement pursuant to which we would acquire Jam City, Inc. through a series of related transactions (the “Proposed Business Combination”). See our Current Report on Form 8-K filed on May 25, 2021 for detailed information concerning the Proposed Business Combination.

Items Amended

This Amendment presents the Original Filing, amended and restated with modifications as necessary to reflect the restatement. The following items in the Original Filing have been amended: Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8, Financial Statements and Supplementary Data, Item 9A, Controls and Procedures and Item 15, Exhibits and Financial Statement Schedules.

In addition, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment (Exhibits 31.1, 31.2 and 32.1).

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

Item 1A. Risk Factors (Restated)

Ownership of our securities involves a high degree of risk. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. For risk factors related to the Proposed Business Combination, see the Registration Statement on Form S-4 we will file in connection with such business combination.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we re-evaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815-40, determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from March 24, 2020 (inception) through December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As part of the restatement, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the restatement, the change in accounting for our warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis under certain circumstances. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of Class A common stock. The holder would have received 875 shares of Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of Class A common stock upon a cashless exercise of the warrants they hold.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

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

Restatement of Previously Issued Financial Statements

In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on October 23, 2020 at the time of our initial public offering, our outstanding warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, in consultation with the audit committee of our board of directors, we concluded that our previously issued financial statements as of December 31, 2020 and for the period from March 24, 2020 (inception) through December 31, 2020 included in the Original Filing should be restated because of a misapplication in the guidance around accounting for our outstanding warrants, and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on our balance sheets and our statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within the warrant agreement governing our warrants and our application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on October 23, 2020 in light of the SEC Staff Statement. Based upon this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with any subsequent changes in fair value reported in our statement of operations each reporting period. Accordingly, this Amendment restates our financial statements as of December 31, 2020 and for the period from March 24, 2020 (inception) through December 31, 2020.

The impact of the restatement is reflected in the discussion and analysis of our financial condition and results of operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Item 9A of this Amendment and Note 2 of the notes to the financial statements included herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our initial public offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from March 24, 2020 (inception) through December 31, 2020, we had a net loss of $27,406,287, which consists of operating costs of $343,208, change in fair value of warrants of $26,740,000 and transaction costs allocable to warrants of $381,556, offset by interest earned on marketable securities held in the trust account of $48,914 and an unrealized gain on marketable securities held in our trust account of $9,563.

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

For the period from March 24, 2020 (inception) through December 31, 2020, cash used in operating activities was $462,567. Net loss of $27,406,287 was affected by interest earned on marketable securities held in the trust account of $48,914, an unrealized gain on marketable securities held in our trust account of $9,563, transaction costs allocable to warrants of $381,556, the change in fair value of warrants of $26,740,000, and changes in operating assets and liabilities, which used $119,359 of cash from operating activities.

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

Warrant Liability

We account for the warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The private placement warrants and the public warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the public warrants from the units, the public warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Item 8. Financial Statements and Supplementary Data (Restated)

This information appears following Item 15 of this report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures (Restated)

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. In connection with this Amendment, and in light of the restatement, our Chief Executive Officer and Chief Financial Officer re-evaluated and concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, our management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement had not yet been identified. Due solely to the events that led to the restatement, our management has identified a material weakness in our internal control over financial reporting related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 of the notes to the financial statements included herein.

While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules (Restated)

The following documents are filed as part of this report:

(1)   Financial Statements

(2)   Financial Statement Schedules

None.

(3)   Exhibits: Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated October 20, 2020, between the Company and UBS Securities LLC
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Bylaws
4.1(2)	Specimen Unit Certificate
4.2(2)	Specimen Class A Common Stock Certificate
4.3(2)	Specimen Warrant Certificate
4.4(1)	Warrant Agreement, dated October 20, 2020, between the Company and Continental Stock Transfer & Trust Company
4.5***	Description of Securities
10.1(2)	Promissory Note, dated as of April 8, 2020, issued to CDPM Sponsor Group, LLC
10.2(2)	Founder Shares Subscription Agreement, dated June 22, 2020, between the Company and CDPM Sponsor Group, LLC
10.3(1)	Letter Agreement, dated October 20, 2020, among the Company, CDPM Sponsor Group, LLC, and each of the executive officers, directors and initial stockholders of the Company
10.4(1)	Investment Management Trust Agreement, dated October 20, 2020, between the Company and Continental Stock Transfer & Trust Company
10.5(1)	Registration and Stockholder Rights Agreement, dated October 20, 2020, among the Company, CDPM Sponsor Group, LLC and certain securityholders
10.6(1)	Warrant Purchase Agreement, dated October 20, 2020, between the Company and CDPM Sponsor Group, LLC
10.7(1)	Administrative Services Agreement, dated October 20, 2020, between the Company and CDPM Sponsor Group, LLC
10.8(2)	Form of Indemnity Agreement
24.1***	Power of Attorney (included on signature page of the Original Filing)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.
***	Previously filed.

(1)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-39638), filed with the SEC on October 26, 2020.
(2)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-249274), filed with the SEC on October 2, 2020.

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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from March 24, 2020 (inception) to December 31, 2020, have been restated.

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

New York, NY

March 31, 2021, except for the effects of the restatements discussed in Notes 2, 3, 10 and 11 as to which the date is June 24, 2021.

DPCM CAPITAL, INC.

BALANCE SHEET

DECEMBER 31, 2020

(AS RESTATED)

ASSETS
Current Assets
Cash	$1,084,557
Prepaid expenses	389,413
Total Current Assets	1,473,970

Cash and marketable securities held in Trust Account	300,058,477
TOTAL ASSETS	$301,532,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities - accrued expenses	$270,054
Deferred underwriting payable	10,500,000
Warrant liabilities	38,700,000
Total Liabilities	49,470,054

Commitments

Class A common stock subject to possible redemption 24,706,239 shares at redemption value	247,062,390

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 5,293,761 issued and outstanding (excluding 24,706,239 shares subject to possible redemption)	529
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding	750
Additional paid-in capital	32,405,011
Accumulated deficit	(27,406,287)
Total Stockholders’ Equity	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$301,532,447

The accompanying notes are an integral part of the financial statements.

DPCM CAPITAL, INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Formation and operating costs	$343,208
Loss from operations	(343,208)

Other income (expense):
Interest earned on marketable securities held in Trust Account	48,914
Unrealized gain on marketable securities held in Trust Account	9,563
Transaction costs allocable to warrants	(381,556)
Change in fair value of warrant liabilities	(26,740,000)
Other expense, net	(27,063,079)

Net loss	$(27,406,287)

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	27,408,612

Basic and diluted net loss per share, Class A Common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, non-redeemable common stock	8,431,280

Basic and diluted net loss per share, non-redeemable common stock	$(3.25)

The accompanying notes are an integral part of the financial statements.

DPCM CAPITAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

	Class A Common Stock		Class B Common Stock		Stock Subscription Receivable from	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stockholder	Capital	Deficit	Equity
Balance – March 24, 2020 (Inception)	—	$—	—	$—	$	$—	$—	$—

Issuance of Class B common stock	—	—	8,625,000	863	(25,000)	24,137	—	—

Collection of stock subscription receivable from Sponsor	—	—	—	—	25,000	—	—	25,000

Sale of 30,000,000 Units, net of underwriting discounts	30,000,000	3,000	—	—	—	276,800,680	—	276,803,680

Proceeds received in excess of fair value for Private Placement Warrants						2,640,000		2,640,000

Forfeiture of Founder Shares	—	—	(1,125,000)	(113)	—	113	—	—

Class A common stock subject to possible redemption	(24,706,239)	(2,471)	—	—	—	(247,059,919)	—	(247,062,390)

Net loss	—	—	—	—	—	—	(27,406,287)	(27,406,287)

Balance – December 31, 2020	5,293,761	$529	7,500,000	$750	$—	$32,405,011	$(27,406,287)	$5,000,003

The accompanying notes are an integral part of the financial statements.

DPCM CAPITAL, INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(27,406,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Transaction costs allocable to warrants	381,556
Change in fair value of warrant liabilities	26,740,000
Interest earned on marketable securities held in Trust Account	(48,914)
Unrealized gain on marketable securities held in Trust Account	(9,563)
Changes in operating assets and liabilities:
Prepaid expenses	(389,413)
Accrued expenses	270,054
Income taxes payable	—
Net cash used in operating activities	(462,567)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	294,000,000
Proceeds from sale of Private Placement Warrants	8,000,000
Proceeds from promissory note – related party	250,000
Repayment of promissory note – related party	(250,000)
Payment of offering costs	(477,876)
Net cash provided by financing activities	301,547,124

Net Change in Cash	1,084,557
Cash – Beginning of period	—
Cash – End of period	$1,084,557

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$274,086,120
Deferred underwriting fee payable	$10,500,000
Change in value of Class A common stock subject to possible redemption	$(27,023,730)
Forfeiture of Founder Shares	$(113)

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

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on October 20, 2020. On October 23, 2020, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $300,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to CDPM Sponsor Group, LLC (the “Sponsor”), generating gross proceeds of $8,000,000, which is described in Note 5.

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of October 23, 2020 (audited)
Warrant Liability	$—	$11,960,000	$11,960,000
Class A Common Stock Subject to Possible Redemption	286,046,120	(11,960,000)	274,086,120
Class A Common Stock	140	119	259
Additional Paid-in Capital	5,000,001	381,437	5,381,438
Accumulated Deficit	(1,000)	(381,556)	(382,556)

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$38,700,000	$38,700,000
Class A Common Stock Subject to Possible Redemption	285,762,390	(38,700,000)	247,062,390
Class A Common Shares	142	387	529
Additional Paid-in Capital	5,283,842	27,121,169	32,405,011
Accumulated Deficit	(284,731)	(27,121,556)	(27,406,287)

Statement of Operations for period from March 24, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liabilities	—	(26,740,000)	(26,740,000)
Transaction costs allocable to warrants	—	(381,556)	(381,556)
Net loss	(284,731)	(27,121,556)	(27,406,287)
Weighted average shares outstanding of Class A redeemable common shares	28,604,612	(1,196,000)	27,408,612
Basic and diluted net loss per share, Class A	0.00	—	0.00
Weighted average shares outstanding of non-redeemable common shares	8,001,468	429,812	8,431,280
Basic and diluted net loss per share, Common stock	(0.04)	(3.21)	(3.25)

Statement of Cash Flows for period from March 24, 2020 (inception) to December 31, 2020 (audited)
Net loss	(284,731)	(27,121,556)	(27,406,287)
Change in fair value of warrant liability	—	26,740,000	26,740,000
Transaction costs associated with IPO	—	381,556	381,556
Initial classification of Class A common stock subject to redemption	286,046,120	(11,960,000)	274,086,120
Change in value of Class A common stock subject to redemption	(283,730)	(26,740,000)	(27,023,730)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Warrant Liabilities (Restated)

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income (Loss) Per Common Share (Restated)

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period from March 24, 2020 (Inception) Through December 31, 2020
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$40,281
Unrealized gain (loss) on marketable securities held in Trust Account	7,875
Less: interest available to be withdrawn for payment of taxes	(48,156)
Net income attributable to Class A Common stock subject to possible redemption	$—
Denominator: Weighted Average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,408,612
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(27,406,287)
Net income allocable to Class A Common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(27,406,287)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,431,280
Basic and diluted net loss per share, Non-redeemable common stock	$(3.25)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature, except for Warrants (see Note 11).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

The Founder Shares included an aggregate of up to 1,125,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the initial stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 7, 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 1,125,000 shares by the Sponsor. Accordingly, there are 7,500,000 Founder Shares issued and outstanding as of December 31, 2020.

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

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 5,293,761 shares of Class A common stock issued and outstanding, excluding 24,706,239 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) October 23, 2021. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 10. INCOME TAX (RESTATED)

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrants	(20.5)%
Transaction costs allocable to warrants	(0.3)%
Valuation allowance	(0.2)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers Florida to be a significant state tax jurisdiction.

NOTE 11. FAIR VALUE MEASUREMENTS (RESTATED)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$300,058,477

Liabilities:
Warrant liability – Public Warrants	3	$21,500,000
Warrant liability – Private Placement Warrants	3	$17,200,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statement of operations.

The Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date.

The estimated fair value of the Warrants was determined based upon the following significant inputs:

	October 23, 2020 (Initial Measurement)	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.78	$10.41
Volatility	13.1%	28.4%
Term	5.00	5.00
Risk-free rate	0.41%	0.39%
Dividend yield	0.0%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of March 24, 2020 (inception)	$—	$—	$—
Initial measurement on October 23, 2020	5,360,000	6,600,000	11,960,000
Change in valuation inputs or other assumptions	11,840,000	14,900,000	26,740,000
Fair value as of December 31, 2020	$17,200,000	$21,500,000	$38,700,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than as described above for the restatement, that would have required adjustment or disclosure in the financial statements.

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

Date: June 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Emil Michael	Chairman of the Board and Chief Executive Officer	June 24, 2021
Emil Michael	(Principal Executive Officer)

/s/ Ignacio Tzoumas	Chief Financial Officer	June 24, 2021
Ignacio Tzoumas	(Principal Financial and Accounting Officer)

/s/ Peter Diamandis	Director	June 24, 2021
Peter Diamandis

/s/ Denmark West	Director	June 24, 2021
Denmark West

/s/ Desiree Gruber	Director	June 24, 2021
Desiree Gruber