Form 10-Q
period 2021-03-31
DPCM Capital, Inc.
filed 2021-07-02
CIK 1821742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(305) 857-5086

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 2, 2021, there were 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DPCM CAPITAL, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DPCM CAPITAL, INC.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$924,586	$1,084,557
Prepaid expenses	396,864	389,413
Total Current Assets	1,321,450	1,473,970

Cash and marketable securities held in Trust Account	300,118,369	300,058,477
TOTAL ASSETS	$301,439,819	$301,532,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities – accrued expenses	899,406	270,054
Deferred underwriting fee payable	10,500,000	10,500,000
Warrant liability	22,580,000	38,700,000
Total Liabilities	33,979,406	49,470,054

Commitments
Class A common stock subject to possible redemption 26,246,041 and 24,706,239 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	262,460,410	247,062,390

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,753,959 and 5,293,761 shares issued and outstanding (excluding 26,246,041 and 24,706,239 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	375	529
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	750	750
Additional paid-in capital	17,007,145	32,405,011
Accumulated deficit	(12,008,267)	(27,406,287)
Total Stockholders’ Equity	5,000,003	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$301,439,819	$301,532,447

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from March 24, 2020 (Inception) Through March 31,
	2021	2020
Operating and formation costs	$781,872	$1,000
Loss from operations	(781,872)	(1,000)

Other income:
Interest earned on marketable securities held in Trust Account	58,851	—
Change in fair value of warrant liability	16,120,000	—
Unrealized gain on marketable securities held in Trust Account	1,041	—
Other income, net	16,179,892	—

Net income (loss)	$15,398,020	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	24,706,239	—

Basic and diluted net income per share, Class A common stock subject to redemption	$0.00	$—

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	12,793,761	7,500,000

Basic and diluted net loss per share, Non-redeemable common stock	$1.20	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	5,293,761	$529	7,500,000	$750	$32,405,011	$(27,406,287)	$5,000,003

Common stock subject to possible redemption	(1,539,802)	(154)	—	—	(15,397,866)	—	(15,398,020)

Net income	—	—	—	—	—	15,398,020	15,398,020

Balance – March 31, 2021	3,753,959	$375	7,500,000	$750	$17,007,145	$(12,008,267)	$5,000,003

FOR THE PERIOD FROM MARCH 24, 2020 (INCEPTION) TO MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – March 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – March 31, 2020	—	$—	—	$—	$—	$(1,000)	$(1,000)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from March 24, 2020 (Inception) Through March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$15,398,020	$(1,000)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(58,851)	—
Change in fair value of warrant liability	(16,120,000)	—
Unrealized gain on marketable securities held in Trust Account	(1,041)	—
Changes in operating assets and liabilities:
Prepaid expenses	(7,451)
Accrued expenses	629,352	1,000
Net cash used in operating activities	(159,971)	—

Net Change in Cash	(159,971)	—
Cash – Beginning of period	1,084,557	—
Cash – End of period	$924,586	$—

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$15,398,020	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on October 20, 2020. On October 23, 2020, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock and warrants included in the Units sold, the “Public Shares” and “Public Warrants”, respectively), generating gross proceeds of $300,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 warrants (the “Private Placement Warrants”, and collectively with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to CDPM Sponsor Group, LLC (the “Sponsor”), generating gross proceeds of $8,000,000, which is described in Note 4.

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

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Liquidity and Going Concern

As of March 31, 2021, the Company had $924,586 in its operating bank accounts, and an adjusted working capital of $626,739, which excludes franchise and income taxes payable of $204,695, of which such amounts will be paid from interest earned on the Trust Account. As of March 31, 2021, approximately $118,000 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations.

The Company will need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors or their affiliates. The Company’s initial stockholders, officers or directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on June 24, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. Upon the closing of the Initial Public Offering and the private placement, $300 million was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2021 and the period from March 24, 2020 through March 31, 2020, due to the valuation allowance recorded on the Company’s net operating losses.

Net income (Loss) per Common Share

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

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2021	For the Period from March 24, 2020 (Inception) Through March 31, 2020
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$51,489	$—
Unrealized gain on marketable securities held in Trust Account	911	—
Less: interest available to be withdrawn for payment of taxes	(43,745)	—
Net income attributable	$8,655	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	24,706,239	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$—

Non-Redeemable Common Stock
Numerator: Net income (loss) minus Net Earnings
Net income (loss)	$15,398,020	$(1,000)
Less: Net income (Add: Net loss) allocable to Class A common stock subject to possible redemption	(8,655)	—
Non-Redeemable Net Loss	$15,389,365	$1,000
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	12,793,761	7,500,000
Basic and diluted net loss per share, Non-redeemable Common stock	$(1.20)	$—

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for Warrants (see Note 9).

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 8).

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

The Founder Shares included an aggregate of up to 1,125,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the initial stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 7, 2020, the underwriter’s election to exercise its over-allotment option expired unexercised, resulting in the forfeiture of 1,125,000 shares by the Sponsor. Accordingly, there are 7,500,000 Founder Shares issued and outstanding as of March 31, 2021 and December 31, 2020.

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

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing on October 20, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2021 and the period from March 24, 2020 (inception) through March 31, 2020, the Company incurred $30,000 and no amount in fees for these services, respectively, of which such amount is included in accounts payable and accrued expenses in the accompanying balance sheet.

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

Registration Rights

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

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 3,753,959 shares of Class A common stock issued and outstanding, excluding 26,246,041 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were 5,293,761 shares of Class A common stock issued and outstanding, excluding 24,706,239 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITY

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

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

MARCH 31, 2021

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

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$300,118,369	$300,058,477
Liabilities:
Warrant Liability – Public Warrants	1	$12,500,000	$21,500,000
Warrant Liability – Private Placement Warrants	3	10,080,000	17,200,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

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

The estimated fair value of the Warrants was determined based upon the following significant inputs:

	December 31, 2020	March 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.41	$9.78
Volatility	28.4%	13.1%
Term	5.00	5.00
Risk-free rate	0.39%	0.41%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$17,200,000	$21,500,000	$38,700,000
Change in valuation inputs or other assumptions	(7,120,000)	(9,000,000)	(16,120,000)
Fair value as of March 31, 2021	$10,080,000	$12,500,000	$22,580,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021 was approximately $12.5 million.

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On May 19, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”) with VNNA Merger Sub Corp., a Delaware corporation and direct, wholly-owned subsidiary of the Company (“Merger Sub”), Jam City, Inc., a Delaware corporation (“JC”), and New Jam City, LLC, a Delaware limited liability company and indirect, wholly-owned subsidiary of JC (“New JC LLC”), pursuant to which, among other things, (i) JC, New JC LLC and their respective affiliates will effect a series of restructuring transactions (the “Restructuring”) pursuant to which, among other things, all of the assets, properties and liabilities of JC will be transferred to, and/or assumed by, New JC LLC, which will be followed by the conversion of New JC LLC to a Delaware corporation (“New JC”) that will be owned by the current stockholders of JC (other than Netmarble Corporation, which will continue to own its interest in New JC indirectly through its ownership in Jam City (as defined below in the last sentence to this paragraph) following the Restructuring), and (ii) following the Restructuring, and upon the satisfaction or waiver of the conditions set forth in the Business Combination Agreement, Merger Sub will merge with and into New JC, with New JC surviving such merger as a direct, wholly-owned subsidiary of the Company (the “Merger,” and, together with the other transactions contemplated by the Business Combination Agreement, the “Proposed Business Combination”). In connection with the Proposed Business Combination, Jam City, together with FremantleMedia Group Ltd., Legend AcquireCo Holdings ULC, a wholly-owned subsidiary of Jam City (“Purchaser”), and New JC LLC, entered into a Share Purchase Agreement, pursuant to which Purchaser will acquire all of the outstanding equity interests of Fremantlemedia Canada Inc. (the “Ludia Transaction”). Pursuant to the Business Combination Agreement, the Ludia Transaction will be consummated immediately following the consummation of the Merger. The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the Proposed Business Combination are summarized in more detail in the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2021. References to “Jam City” as set forth in this paragraph refer to (a) prior to the Restructuring, JC, and (b) following the Restructuring, New JC.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined and described below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions to the completion of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 24, 2021 (the “Form 10-K/A”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on March 24, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of the initial public offering (“Initial Public Offering”) and the sale of the private placement warrants (“Private Placement Warrants”) that occurred simultaneously with the completion of the Initial Public Offering (the “Private Placement”), our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Recent Developments

Proposed Business Combination

Subsequent to the period covered by this Quarterly Report, on May 19, 2021, we entered into a business combination agreement (the “Business Combination Agreement”) with VNNA Merger Sub Corp., a Delaware corporation and our direct, wholly-owned subsidiary (“Merger Sub”), Jam City, Inc., a Delaware corporation (“JC”), and New Jam City, LLC, a Delaware limited liability company and indirect, wholly-owned subsidiary of JC (“New JC LLC”), pursuant to which, among other things, (i) JC, New JC LLC and their respective affiliates will effect a series of restructuring transactions (the “Restructuring”) pursuant to which, among other things, all of the assets, properties and liabilities of JC will be transferred to, and/or assumed by, New JC LLC, which will be followed by the conversion of New JC LLC to a Delaware corporation (“New JC”) that will be owned by the current stockholders of JC (other than Netmarble Corporation, which will continue to own its interest in New JC indirectly through its ownership in Jam City (as defined below in the last sentence to this paragraph) following the Restructuring), and (ii) following the Restructuring, and upon the satisfaction or waiver of the conditions set forth in the Business Combination Agreement, Merger Sub will merge with and into New JC, with New JC surviving such merger as our direct, wholly-owned subsidiary (the “Merger,” and, together with the other transactions contemplated by the Business Combination Agreement, the “Proposed Business Combination”). In connection with the Proposed Business Combination, Jam City, together with FremantleMedia Group Ltd., Legend AcquireCo Holdings ULC, a wholly-owned subsidiary of Jam City (“Purchaser”), and New JC LLC, entered into a Share Purchase Agreement, pursuant to which Purchaser will acquire all of the outstanding equity interests of Fremantlemedia Canada Inc. (the “Ludia Transaction”). Pursuant to the Business Combination Agreement, the Ludia Transaction will be consummated immediately following the consummation of the Merger. The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the Proposed Business Combination are summarized in more detail in the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2021. References to “Jam City” as set forth in this paragraph refer to (a) prior to the Restructuring, JC, and (b) following the Restructuring, New JC.

NYSE Notice

Subsequent to the period covered by this Quarterly Report, on May 25, 2021, we received a written notice (the “Notice”) from the staff of NYSE Regulation of the New York Stock Exchange (the “NYSE”) indicating that we were then subject to the procedures set forth in Section 802.01E of the NYSE Listed Company Manual due to a delay in filing this Quarterly Report with the SEC. The Notice had no immediate effect on the listing or trading of our securities on the NYSE. Upon the filing of this Quarterly Report, we expect to regain compliance.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, since the Initial Public Offering, our activity has been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders in connection with the Initial Public Offering (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. We are also incurring expenses in connection with the Proposed Business Combination.

For the three months ended March 31, 2021, we had net income of $15,398,020, which consists of the change in fair value of warrant liability of $16,120,000, an unrealized gain on marketable securities held in the Trust Account of $1,041, and interest earned on marketable securities held in the Trust Account of $58,851, offset by operating costs of $781,872.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B common stock by the Sponsor and loans from the Sponsor.

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

For the three months ended March 31, 2021, cash used in operating activities was $159,971. Net income of $15,398,020 was affected by interest earned on marketable securities held in the Trust Account of $58,851, unrealized gain on marketable securities held in the Trust Account of $1,041, and the change in fair value of warrant liability of $16,120,000. Changes in operating assets and liabilities provided $621,901 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $300,118,369 (including $69,454 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2021, we had cash of $924,586. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant, at the option of the lender.

We will need to raise additional capital through loans or additional investments from our initial stockholders, officers, directors or their affiliates. Our initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Warrant Liabilities

We account for our warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the public warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the public warrants from the Units, the public warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income Per Common Share

Our statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, due solely to the events that led to our restatement of our previously issued financial statements to reclassify our warrants as liabilities (as described in the Form 10-K/A) (the “Restatement”), during the period covered by this Quarterly Report, a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the Restatement had not yet been identified. While we have processes to identify and appropriately apply applicable accounting requirements, in light of the material weakness identified and the resulting Restatement, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Form 10-K/A. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K/A, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 22, 2020, we issued 5,750,000 shares (“Founder Shares”) of Class B common stock, par value $0.0001 per share, to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On August 18, 2020, the Sponsor transferred an aggregate of 80,000 Founder Shares to our independent directors for their original purchase price. Subsequently, on August 27, 2020, the Sponsor transferred an aggregate of 70,000 Founder Shares to certain of our special advisors for their original purchase price. On October 2, 2020, we effected a stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 7,187,500 Founder Shares. Following such dividend, on October 2, 2020, the Sponsor transferred 18,750 Founder Shares to one of our special advisors for their original purchase price. On October 20, 2020, we effected a further stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 8,625,000 Founder Shares. On December 7, 2020, the underwriter’s over-allotment option expired unexercised, resulting in the forfeiture of 1,125,000 shares by the Sponsor and our initial stockholders holding an aggregate of 7,500,000 Founder Shares. No underwriting discounts or commissions were paid with respect to such issuances.

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

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Bylaws
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 26, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPCM CAPITAL, INC.

Date: July 2, 2021	By:	/s/ Emil Michael
	Name:	Emil Michael
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 2, 2021	By:	/s/ Ignacio Tzoumas
	Name:	Ignacio Tzoumas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)