Form 10-Q
period 2021-06-30
DPCM Capital, Inc.
filed 2021-08-16
CIK 1821742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there were 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DPCM CAPITAL, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020 (audited)	1
Condensed Statements of Operations for the three and six months ended June 30, 2021 and for the period from March 24, 2020 (Inception) through June 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and for the period from March 24, 2020 (Inception) through June 30, 2020 (Unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2021 and for the period from March 24, 2020 (Inception) through June 30, 2020 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21

Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24

Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DPCM CAPITAL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$353,434	$1,084,557
Prepaid expenses	340,443	389,413
Total Current Assets	693,877	1,473,970

Cash and marketable securities held in Trust Account	300,123,742	300,058,477
TOTAL ASSETS	$300,817,619	$301,532,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities – Accounts payable and accrued expenses	971,164	270,054
Deferred underwriting fee payable	10,500,000	10,500,000
Warrant liability	23,220,000	38,700,000
Total Liabilities	34,691,164	49,470,054

Commitments
Class A common stock subject to possible redemption 26,112,645 and 24,706,239 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	261,126,450	247,062,390

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,887,355 and 5,293,761 shares issued and outstanding (excluding 26,112,645 and 24,706,239 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	389	529
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	750	750
Additional paid-in capital	18,341,091	32,405,011
Accumulated deficit	(13,342,225)	(27,406,287)
Total Stockholders’ Equity	5,000,005	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,817,619	$301,532,447

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from March 24, 2020 (Inception) through June 30,
	2021	2020	2021	2020

Operating and formation costs	$699,331	$—	$1,481,203	$1,000
Loss from operations	(699,331)	—	(1,481,203)	(1,000)

Other (expense) income:
Interest earned on marketable securities held in Trust Account	12,697	—	71,548	—
Change in fair value of warrant liability	(640,000)		15,480,000
Unrealized gain (loss) on marketable securities held in Trust Account	(7,324)	—	(6,283)	—
Other (expense) income, net	(634,627)	—	15,545,265	—

Net (loss) income	$(1,333,958)	$—	$14,064,062	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	26,246,041	—	25,480,394	—

Basic and diluted net income per share, Class A common stock subject to redemption	—	—	—	—

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	11,253,959	7,500,000	12,019,606	7,500,000

Basic and diluted net loss per share, Non-redeemable common stock	(0.12)	—	1.17	—

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	5,293,761	$529	7,500,000	$750	$32,405,011	$(27,406,287)	$5,000,003

Common stock subject to possible redemption	(1,539,802)	(154)	—	—	(15,397,866)	—	(15,398,020)

Net income	—	—	—	—	—	15,398,020	15,398,020

Balance – March 31, 2021	3,753,959	$375	7,500,000	$750	$17,007,145	$(12,008,267)	$5,000,003

Common stock subject to possible redemption	133,396	14	—	—	1,333,946	—	1,333,960

Net loss	—	—	—	—	—	(1,333,958)	(1,333,958)

Balance – June 30, 2021	3,887,355	$389	7,500,000	$750	$18,341,091	$(13,342,225)	$5,000,005

FOR THE PERIOD FROM MARCH 24, 2020 (INCEPTION) TO JUNE 30, 2020

	Class B Common Stock		Stock Subscription Receivable from	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity
Balance – March 24, 2020 (inception)	—	$—	—	$—	$—	$—

Net loss	—	—	—	—	(1,000)	(1,000)

Balance – March 31, 2020	—	$—	—	$—	$(1,000)	$(1,000)

Issuance of Class B common stock to Sponsor	8,625,000	863	(25,000)	24,137	—	—

Balance – June 30, 2020	8,625,000	$863	$(25,000)	$24,137	$(1,000)	$(1,000)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	For the Period from March 24, 2020 (Inception) Through June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$14,064,062	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(71,548)	—
Change in fair value of warrant liability	(15,480,000)	—
Unrealized gain on marketable securities held in Trust Account	6,283	—
Changes in operating assets and liabilities:
Prepaid expenses	48,970
Accounts payable and accrued expenses	701,110	—
Net cash used in operating activities	(731,123)	—

Net Change in Cash	(731,123)	—
Cash – Beginning of period	1,084,557	—
Cash – End of period	$353,434	$—

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$14,064,060	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

DPCM Capital, Inc. (the “Company”) is a blank check company incorporated in Delaware on March 24, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the technology sector. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2021

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

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Liquidity and Going Concern

As of June 30, 2021, the Company had $353,434 in its operating bank accounts, and an adjusted working capital deficit of $22,592, which excludes franchise and income taxes payable of $254,695, of which such amounts will be paid from interest earned on the Trust Account. As of June 30, 2021, approximately $123,742 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on June 24, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. Upon the closing of the Initial Public Offering and the private placement, $300 million was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

JUNE 30, 2021

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2021 and for the period from March 24, 2020 through June 30, 2020, due to the valuation allowance recorded on the Company’s net operating losses.

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

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period From March 24, 2020 (inception) through June 30,
	2021	2020	2021	2020
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$12,697	$—	$71,548	$—
Unrealized loss on marketable securities held in Trust Account	(7,324)		(6,283)
Less: interest available to be withdrawn for payment of taxes	(5,373)	—	(65,265)
Net income attributable	$—	$—	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	26,246,041	—	25,480,394	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—	$—

Non-Redeemable Common Stock
Numerator: Net (loss) income minus Net Earnings
Net (loss) income	$(1,333,958)	$—	$14,064,062	$(1,000)
Non-Redeemable Net Loss (Income)	$(1,333,958)	$—	$14,064,062	$(1,000)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	11,253,959	7,500,000	12,019,606	7,500,000
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.12)	$—	$1.17	$—

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for Warrants (see Note 9).

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

JUNE 30, 2021

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

The Founder Shares included an aggregate of up to 1,125,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the initial stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 7, 2020, the underwriter’s election to exercise its over-allotment option expired unexercised, resulting in the forfeiture of 1,125,000 shares by the Sponsor. Accordingly, there are 7,500,000 Founder Shares issued and outstanding as of June 30, 2021 and December 31, 2020.

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

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing on October 20, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2021 and the period from March 24, 2020 (inception) through June 30, 2020, the Company incurred $30,000 and $60,000 and no amount in fees for these services, respectively, of which such amount is included in accounts payable and accrued expenses in the accompanying balance sheets.

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

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Business Combination Agreement

On May 19, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”) with VNNA Merger Sub Corp., a Delaware corporation and direct, wholly-owned subsidiary of the Company (“Merger Sub”), Jam City, Inc., a Delaware corporation (“Jam City”), and New Jam City, LLC, a Delaware limited liability company and indirect, wholly-owned subsidiary of Jam City (“New JC LLC”), relating to the contemplated Business Combination between the Company and Jam City (the “Proposed Business Combination”). The Business Combination Agreement was mutually terminated by the parties thereto on July 23, 2021 (see Note 10).

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 3,887,355 shares of Class A common stock issued and outstanding, excluding 26,112,645 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were 5,293,761 shares of Class A common stock issued and outstanding, excluding 24,706,239 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

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

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

JUNE 30, 2021

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

DPCM CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$300,123,742	$300,058,477
Liabilities:
Warrant Liability – Public Warrants	1	$12,900,000	$21,500,000
Warrant Liability – Private Placement Warrants	3	10,320,000	17,200,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

The estimated fair value of the Warrants was determined based upon the following significant inputs:

	December 31, 2020	June 30, 2021
Exercise price	$11.50	$11.50
Stock price	$10.41	$9.88
Volatility	28.4%	19.9%
Term	5.00	5.00
Risk-free rate	0.39%	0.88%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$17,200,000	$21,500,000	$38,700,000
Change in valuation inputs or other assumptions	(6,880,000)	(8,600,000)	(10,040,000)
Fair value as of June 30, 2021	$10,320,000	$12,900,000	$28,660,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2021 was approximately $12.5 million.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 23, 2021, the Company, Merger Sub, the Sponsor, Jam City and New JC LLC entered into a Termination of Business Combination Agreement (the “Termination Agreement”), pursuant to which the parties agreed to mutually terminate the Business Combination Agreement effective as of July 23, 2021. As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is void and there is no liability under the Business Combination Agreement on the part of any party thereto, except as set forth in the Business Combination Agreement, and each of the transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, (i) the Sponsor Support Agreement, dated as of May 19, 2021, by and among the Company, the Sponsor, Jam City and New JC LLC, (ii) the Stockholder Support Agreement, dated as of May 19, 2021, by and among the Company and certain stockholders of Jam City, and (iii) the subscription agreements entered into between the Company and certain investors concurrently with the execution of the Business Combination Agreement, each dated as of May 19, 2021, will automatically either be terminated in accordance with their terms or be of no further force and effect. Pursuant to the Termination Agreement, subject to certain exceptions, the Company and Jam City have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the Proposed Business Combination. The Company intends to continue to pursue a Business Combination.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 24, 2021 (the “Form 10-K/A”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Proposed Business Combination

On May 19, 2021, we entered into a business combination agreement (the “Business Combination Agreement”) with VNNA Merger Sub Corp., a Delaware corporation and our direct, wholly-owned subsidiary (“Merger Sub”), Jam City, Inc., a Delaware corporation (“Jam City”), and New Jam City, LLC, a Delaware limited liability company and indirect, wholly-owned subsidiary of Jam City (“New JC LLC”), relating to the contemplated Business Combination between the Company and Jam City (the “Proposed Business Combination”).

Subsequent to the period covered by this Quarterly Report, on July 23, 2021, we entered into a Termination of Business Combination Agreement (the “Termination Agreement”) with Merger Sub, the Sponsor, Jam City and New JC LLC, pursuant to which the parties agreed to mutually terminate the Business Combination Agreement effective as of July 23, 2021. As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is void and there is no liability under the Business Combination Agreement on the part of any party thereto, except as set forth in the Business Combination Agreement, and each of the transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, (i) the Sponsor Support Agreement, dated as of May 19, 2021, by and among the Company, the Sponsor, Jam City and New JC LLC, (ii) the Stockholder Support Agreement, dated as of May 19, 2021, by and among the Company and certain stockholders of Jam City, and (iii) the subscription agreements entered into between the Company and certain investors concurrently with the execution of the Business Combination Agreement, dated as of May 19, 2021, will automatically either be terminated in accordance with their terms or be of no further force and effect. Pursuant to the Termination Agreement, subject to certain exceptions, the Company and Jam City have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the Proposed Business Combination. We intend to continue to pursue a Business Combination.

NYSE Notice

On May 25, 2021, we received a written notice (the “Notice”) from the staff of NYSE Regulation of the New York Stock Exchange (the “NYSE”) indicating that we were then subject to the procedures set forth in Section 802.01E of the NYSE Listed Company Manual due to a delay in filing our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (the “Q1 Form 10-Q”) with the SEC. The Notice had no immediate effect on the listing or trading of our securities on the NYSE, and the Q1 Form 10-Q was subsequently filed with the SEC on July 2, 2021.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, since the Initial Public Offering, our activity has been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders in connection with the Initial Public Offering (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had net loss of $1,333,958, which consists of operating costs of $699,331, change in fair value of warrant liability of $640,000, an unrealized loss on marketable securities held in the Trust Account of $7,324, offset by interest earned on marketable securities held in the Trust Account of $12,697.

For the six months ended June 30, 2021, we had net income of $14,064,062, which consists of the change in fair value of warrant liability of $15,480,000 and interest earned on marketable securities held in the Trust Account of $71,548, offset by operating costs of $1,481,203 and unrealized loss on marketable securities held in the Trust Account of $6,283.

For the period from March 24, 2020 (inception) through June 30, 2020, we had net loss $1,000, which consisted of formation and operating costs.

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

For the six months ended June 30, 2021, cash used in operating activities was $731,123. Net income of $14,064,062 was affected by interest earned on marketable securities held in the Trust Account of $71,548, unrealized loss on marketable securities held in the Trust Account of $6,283, and the change in fair value of warrant liability of $15,480,000. Changes in operating assets and liabilities provided $750,080 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $300,123,742 (including $71,548 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $353,434. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Net Income (Loss) Per Common Share

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, due solely to the events that led to our restatement of our previously issued financial statements to reclassify our warrants as liabilities (as described in the Form 10-K/A) (the “Restatement”), during the period covered by this Quarterly Report a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

Except as set forth below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

While we have processes to identify and appropriately apply applicable accounting requirements, in light of the material weakness identified and the resulting Restatement, our principal executive officer and principal financial and accounting officer performed additional accounting and financial analyses related to the accounting for our warrants, including consulting with subject matter experts. Management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. We have enhanced and plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1(1)	Business Combination Agreement, dated as of May 19, 2021, by and among the Company, VNNA Merger Sub Corp., Jam City, Inc. and New Jam City, LLC
3.1(2)	Amended and Restated Certificate of Incorporation
3.2(3)	Bylaws
10.1(1)	Stockholder Support Agreement, dated as of May 19, 2021, by and among the Company and certain of the stockholders of Jam City, Inc.
10.2(1)	Sponsor Support Agreement, dated as of May 19, 2021, by and among the Company, CDPM Sponsor Group, LLC, Jam City, Inc. and New Jam City, LLC
10.3(1)	Form of Subscription Agreement for Individual Investors
10.4(1)	Form of Subscription Agreement for Employee Individual Investors
10.5(1)	Form of Subscription Agreement for Institutional Investors
10.6(1)	Form of Subscription Agreement for FremantleMedia Group Ltd.
10.7(1)	Form of Subscription Agreement for Kabam, Inc.
10.8(1)	Form of Subscription Agreement for Josh Yguado
10.9(4)	Termination of Business Combination Agreement, dated as of July 23, 2021, by and among the Company, VNNA Merger Sub Corp., CDPM Sponsor Group, LLC, Jam City, Inc. and New Jam City, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 25, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 26, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2020 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPCM CAPITAL, INC.

Date: August 16, 2021	By:	/s/ Emil Michael
	Name:	Emil Michael
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Ignacio Tzoumas
	Name:	Ignacio Tzoumas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)