Form 10-Q
period 2021-09-30
DPCM Capital, Inc.
filed 2021-11-19
CIK 1821742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November
1
8
, 2021, there were 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DPCM CAPITAL, INC.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 (Audited)	1
Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020 and for the period from March 24, 2020 (Inception) through September 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2021 and for three months ended September 30, 2020 and for the period from March 24, 2020 (Inception) through September 30, 2020 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from March 24, 2020 (Inception) through September 30, 2020 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22

Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25

Signatures	26

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
DPCM CAPITAL, INC.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$248,583	$1,084,557
Prepaid expenses	241,919	389,413
Due from Sponsor	15,750	—

Total Current Assets	506,252	1,473,970
Cash and marketable securities held in Trust Account	300,146,011	300,058,477

TOTAL ASSETS	$300,652,263	$301,532,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities – Accounts payable and accrued expenses	$2,273,311	$270,054
Deferred underwriting fee payable	10,500,000	10,500,000
Warrant liabilities	11,160,000	38,700,000

Total Liabilities	23,933,311	49,470,054

Commitments (Note 7)
Class A common stock subject to possible redemption 30,000,000 shares at redemption value at September 30, 2021 and December 31, 2020	300,000,000	300,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	750	750
Additional paid-in capital	—	—
Accumulated deficit	(23,281,798)	(47,938,357)

Total Stockholders’ Deficit	(23,281,048)	(47,937,607)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$300,652,263	$301,532,447

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30, 2021	For the Period from March 24, 2020 (Inception) through September 30, 2020
	2021	2020
Operating and formation costs	$1,489,772	$—	$2,970,975	$1,000

Loss from operations	(1,489,772)	—	(2,970,975)	(1,000)
Other income:
Interest earned on marketable securities held in Trust Acc o unt	26,147	—	97,695	—
Change in fair value of warrant liabilities	12,060,000		27,540,000
Unrealized loss on marketable securities held in Trust Account	(3,878)	—	(10,161)	—

Other income, net	12,082,269	—	27,627,534	—

Net income (loss)	$10,592,497	$—	$24,656,559	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000	—	30,000,000	—

Basic and diluted net income per share, Class A common stock	$0.28	$—	$0.66	$—

Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	7,500,000	7,500,000	7,500,000

Basic and diluted net income (loss) per share, Class B common stock	$0.28	$—	$0.66	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
RESTATED

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021 (Restated - See Note 2)	—	$—	7,500,000	$750	$—	$(47,938,357)	$(47,937,607)
Net income	—	—	—	—	—	15,398,020	15,398,020

Balance – March 31, 2021 (Restated - See Note 2)	—	—	7,500,000	750	—	(32,540,337)	(32,539,587)
Net loss	—	—	—	—	—	(1,333,958)	(1,333,958)

Balance – June 30, 2021 (Restated - See Note 2)	—	—	7,500,000	750	—	(33,874,295)	(33,873,545)
Net income	—	—	—	—	—	10,592,497	10,592,497

Balance – September 30, 2021	—	$—	7,500,000	$750	$—	$(23,281,798)	$(23,281,048)

FOR THE PERIOD FROM MARCH 24, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

	Class B Common Stock		Stock Subscription Receivable from	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit
Balance – March 24, 2020 (inception)	—	$—	—	$—	$—	$—
Net loss	—	—	—	—	(1,000)	(1,000)

Balance – March 31, 2020	—	—	—	—	(1,000)	(1,000)
Issuance of Class B common stock to Sponsor	8,625,000	863	(25,000)	24,137	—	—

Balance – June 30, 2020	8,625,000	863	(25,000)	24,137	(1,000)	(1,000)
Collection of stock subscription receivable from stockholder	—	—	25,000	—	—	—
Net loss	—	—	—	—	—	—

Balance – September 30, 2020	8,625,000	$863	$—	$24,137	$(1,000)	$(1,000)

The accompanying notes are an integral p
a
rt of the unaudited condensed financial statements.

DPCM CAPITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2021	For the Period from March 24, 2020 (Inception) Through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$24,656,559	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(97,695)	—
Change in fair value of warrant liabilities	(27,540,000)	—
Unrealized loss on marketable securities held in Trust Account	10,161	—
Changes in operating assets and liabilities:
Prepaid expenses	147,494	—
Accounts payable and accrued expenses	2,003,257	1,000

Net cash used in operating activities	(820,224)	—

Cash Flows from Financing Activities:
Advances to Sponsor	(15,750)	—
Collection of stock subscription receivable from Sponsor	—	25,000
Proceeds from promissory note - related party	—	250,000
Payments of offering costs	—	(142,304)

Net cash (used in) provided by financing activities	(15,750)	132,696

Net Change in Cash	(835,974)	132,696
Cash – Beginning of period	1,084,557	—

Cash – End of period	$248,583	$132,696

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$91,770

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account.
The registration statement for the Company’s Initial Public Offering was declared effective on October 20, 2020. On October 23, 2020, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock and warrants included in the Units sold, the “Public Shares” and “Public Warrants”, respectively), generating gross proceeds of $300,000,000, which is described in Note 4.
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

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
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
The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period (as defined below) and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
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

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Accoun
t.
Jam City Business Combination
On May 19, 2021,

the Company
 entered into a business combination agreement (the “Business Combination Agreement”) with VNNA Merger Sub Corp., a Delaware corporation and the Company’s
 direct, wholly-owned subsidiary (“Merger Sub”), Jam City, Inc., a Delaware corporation (“Jam City”), and New Jam City, LLC, a Delaware limited liability company and indirect, wholly-owned subsidiary of Jam City (“New JC LLC”), relating to the contemplated Business Combination between the Company and Jam City (the “Jam City Business Combination”).
On July 23, 2021,

the Company
 entered into a Termination of Business Combination Agreement (the “Termination Agreement”) with Merger Sub, the Sponsor, Jam City and New JC LLC, pursuant to which the parties agreed to mutually terminate the Business Combination Agreement effective as of July 23, 2021. As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is void and there is no liability under the Business Combination Agreement on the part of any party thereto, except as set forth in the Business Combination Agreement, and each of the transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, (i) the Sponsor Support Agreement, dated as of May 19, 2021, by and among the Company, the Sponsor, Jam City and New JC LLC, (ii) the Stockholder Support Agreement, dated as of May 19, 2021, by and among the Company and certain stockholders of Jam City, and (iii) the subscription agreements entered into between the Company and certain investors concurrently with the execution of the Business Combination Agreement, dated as of May 19, 2021, were automatically either terminated in accordance with their terms or of no further force and effect. Pursuant to the Termination Agreement, subject to certain exceptions, the Company and Jam City also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the Jam City Business Combination.
The Company intends

to continue to pursue a Business Combination.
L
iquidity and Going Concern
As of September 30, 2021, the Company had $248,583 in its operating bank accounts, and an adjusted working c
a
pital deficit of $1,463,059, which excludes franchise and income taxes payable of $304,000, of which such amounts will be paid from interest earned on the Trust Account. As of September 30, 2021, approximately $146,000 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations
.
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
NOTE 2.
RESTATEMENT
OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in the Company’s
historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the shares of
Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a restatement
error related to temporary equity and permanent equity. This resulted in a restatement
to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
There has been no change in the Company’s total assets, liabilities or operating results.

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of October 23, 2020 (Audited)
Common stock subject to possible redemption	$274,086,120	$25,913,880	$300,000,000
Class A Common Stock	$259	$(259)	$—
Additional paid-in capital	$5,381,438	$(5,381,438)	$—
Accumulated deficit	$(382,556)	$(20,532,183)	$(20,914,739)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(25,913,880)	$(20,913,876)

Balance Sheet as of December 31, 2020 ( Audited )
Common stock subject to possible redemption	$247,062,390	$52,937,610	$300,000,000
Class A Common Stock	$529	$(529)	$—
Additional paid-in capital	$32,405,011	$(32,405,011)	$—
Accumulated deficit	$(27,406,287)	$(20,532,070)	$(47,938,357)
Total Stockholders’ Equity (Deficit )	$5,000,003	$(52,937,610)	$(47,937,607)

Balance Sheet as of March 31, 2021 (Unaudited)
Common stock subject to possible redemption	$262,460,410	$37,539,590	$300,000,000
Class A Common Stock	$375	$(375)	$—
Additional paid-in capital	$17,007,145	$(17,007,145)	$—
Accumulated deficit	$(12,008,267)	$(20,532,070)	$(32,540,337)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(37,539,590)	$(32,539,587)

Balance Sheet as of June 30, 2021 (Unaudited)
Common stock subject to possible redemption	$261,126,450	$38,873,550	$300,000,000
Class A Common Stock	$389	$(389)	$—
Additional paid-in capital	$18,341,091	$(18,341,091)	$—
Accumulated deficit	$(13,342,225)	$(20,532,070)	$(33,874,295)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(38,873,550)	$(33,873,545)

Statement of Cash Flows for the Period Ended December 31, 2020 (Audited)
Initial classification of Class A common stock subject to possible redemption	$274,086,120	$25,913,880	$300,000,000
Change in value of Class A common stock subject to possible redemption	$(27,023,730)	$27,023,730	$—

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Change in value of Class A common stock subject to possible redemption	$15,398,020	$(15,398,020)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Change in value of Class A common stock subject to possible redemption	$14,064,060	$(14,064,060)	$—

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Period Ended December 31, 2020 (Audited)
Sale of 30,00,000 Units, net of underwriter discounts and offering expenses	$283,022,124	$(283,022,124)	$—
Initial value of Class A Common Stock subject to redemption	$(247,062,390)	$247,062,390	$—
Accretion for Class A Common Stock to redemption amount	$—	$(23,196,320)	$(23,196,320)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(52,937,610)	$(47,937,607)

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited)
Change in value of Class A Common Stock subject to redemption	$15,398,020	$(15,398,020)	$—
Total Shareholders’ Equity (Deficit)	$5,000,003	$(37,539,590)	$(32,539,587)

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Change in value of Class A Common stock subject to redemption	$1,333,946	$(1,333,946)	$—
Total Shareholders’ Equity (Deficit)	$5,000,005	$(38,873,550)	$(33,873,545)
In connection with the change in presentation for the shares of Class A common stock subject to re
d
emption, the Company also restated its income (loss) per common stock calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). The impact of this restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the Period from March 24, 2020 (Inception) Through December 31, 2020 (Audited)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,408,612	(27,408,612)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,431,280	(8,431,280)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$(3.25)	$3.25	$—
Weighted average shares outstanding of Class A common stock	—	13,986,486	13,986,486
Basic and diluted net loss per share, Class A common stock	$—	$(1.28)	$(1.28)
Weighted average shares outstanding of Class B common stock	—	7,500,000	7,500,000
Basic and diluted loss income per share, Class B common stock	$—	$(1.28)	$(1.28)

Statement of Operations for the Three Months Ended March 31, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	24,706,239	(24,706,239)	—
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	12,793,761	(12,793,761)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$1.20	$(1.20)	$—
Weighted average shares outstanding of Class A common stock	—	30,000,000	30,000,000
Basic and diluted net income per share, Class A common stock	$—	$0.41	$0.41
Weighted average shares outstanding of Class B common stock	—	7,500,000	7,500,000
Basic and diluted net income per share, Class B common Stock	$—	$0.41	$0.41

Statement of Operations for the Three Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	26,246,041	(26,246,041)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	11,253,959	(11,253,959)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$(0.12)	$0.12	$—
Weighted average shares outstanding of Class A common stock	—	30,000,000	30,000,000
Basic and diluted net loss per share, Class A common stock	$—	$(0.04)	$(0.04)
Weighted average shares outstanding of Class B common stock	—	7,500,000	7,500,000
Basic and diluted net loss per share, Class B common stock	$—	$(0.04)	$(0.04)

Statement of Operations for the Six Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	25,480,394	(25,480,394)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	11,253,959	(11,253,959)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$1.17	$(1.17)	$—
Weighted average shares outstanding of Class A common stock	—	30,000,000	30,000,000
Basic and diluted net income per share, Class A common stock	$—	$0.38	$0.38
Weighted average shares outstanding of Class B common stock	—	7,500,000	7,500,000
Basic and diluted net income per share, Class B common stock	$—	$0.38	$0.38
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
for the fiscal year ended December 31, 2020, as filed with the SEC on June 24, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
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
SEPTEMBER 30, 2021
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.
At September 30, 2021 and December 31, 2020, the Class A common stock subject to redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	$(6,600,000)
Class A common stock issuance costs	$(16,596,320)
Plus:
Accretion of carrying value to redemption value	$23,196,320

Class A common stock subject to possible redemption	$300,000,000

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021 and for the period from March 24, 2020 through September 30, 2020, due to the valuation allowance recorded on the Company’s net operating losses.
Net Income (Loss) per Common
Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating income (loss) per common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common stock as the redemption value approximates fair value.

10

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021		For the Period from March 24, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$8,473,998	$2,118,499	$—	$—	$19,725,247	$4,931,312	$(794)	$(206)
Denominator:
Basic and diluted weighted average common stock outstanding	30,000,000	7,500,000	—	7,500,000	30,000,000	7,500,000	—	7,500,000

Basic and diluted net income (loss) per common stock	$0.28	$0.28	$—	$—	$0.66	$0.66	$—	$—
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a fina
n
cial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note

).

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 4. PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third
of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 9).
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
NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares
On June 22, 2020, the Company issued an aggregate of 5,750,000 shares of Class B common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000, for which the Company received payment for the Founder Shares on August 21, 2020. On August 18, 2020, the Sponsor transferred an aggregate of 80,000 Founder Shares to the Company’s independent directors for their original purchase price of approximately $0.004 per share. Subsequently, on August 27, 2020, the Sponsor transferred an aggregate of 70,000 Founder Shares to the Company’s special advisors for their original purchase price. These 150,000 Founder Shares were not subject to forfeiture in the event the underwriter’s over-allotment option was not exercised. On October 2, 2020, the Company effected a stock dividend of 1,437,500 shares with respect to the Class B common stock, resulting in an aggregate of 7,187,500 Founder Shares issued and outstanding. On October 2, 2020, the Sponsor transferred 18,750 Founder Shares to one of the Company’s special advisors. On October 20, 2020, the Company effected a stock dividend of 1,437,500 shares with respect to the Class B common stock, resulting in an aggregate of 8,625,000 Founder Shares issued and outstanding. All shares and per-share
amounts have been retroactively restated to reflect the share transactions.
The Founder Shares included an aggregate of up to 1,125,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option
was not exercised in full or in part, so that the initial stockholders would own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 7, 2020, the underwriter’s election to exercise its over-allotment option expired unexercised, resulting in the forfeiture of 1,125,000 shares by the Sponsor. Accordingly, there are 7,500,000 Founder Shares issued and outstanding as of September 30, 2021 and December 31, 2020.
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

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Administrative Services Agreement
The Company entered into an agreement, commencing on October 20, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2021 and the period from March 24, 2020 (inception) through September 30, 2020, the Company incurred $30,000 and $90,000 and no amount in fees for these services, respectively, of which $110,000 of such fees is included in accounts payable and accrued expenses in the accompanying balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were
no amounts outstanding under
any
Working Capital Loans.
NOTE 7. COMMITMENTS

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

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Business Combination Agreement
On May 19, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”) with VNNA Merger Sub Corp., a Delaware corporation and direct, wholly-owned subsidiary of the Company, Jam City, Inc., a Delaware corporation (“Jam City”), and New Jam City, LLC, a Delaware limited liability company and indirect, wholly-owned subsidiary of Jam City, relating to the contemplated Business Combination between the Company and Jam City. The Business Combination Agreement was mutually terminated by the parties thereto on July 23, 2021. The Company intends to continue to pursue a Business Combination.
NOTE 8. STOCKHOLDERS’ EQUITY
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 30,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which is presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.
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
NOTE 9. WARRANT LIABILITIES
As of September 30, 2021 and December 31, 2020, there were 10,000,000 Public Warrants and 8,000,000 Private Placement Warrants outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $18.00
.
Once the Public Warrants become exercisable, the Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
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
Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $10.00.
 Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;

•	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like); and

•
if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

•
if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the
30-day
period after written notice of redemption is given, or an exemption from registration is available.

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$300,146,011	1	$300,058,477
Liabilities:
Warrant Liability – Public Warrants	1	$6,200,000	3	$21,500,000
Warrant Liability – Private Placement Warrants	2	4,960,000	3	$17,200,000
The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities in the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.
The estimated fair value of the Level 3 Warrants was determined based upon the following significant inputs:

December 31, 2020
Exercise price	$11.50
Stock price	$10.41
Volatility	28.4%
Term	5.00
Risk-free rate	0.39%
Dividend yield	0.00%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$17,200,000	$21,500,000	$38,700,000
Change in fair value	(7,120,000)	(9,000,000)	(27,540,000)
Transfers to Level 1	—	(12,500,000)	(12,500,000)
Transfers to Level 2	(10,080,000)	—	(10,080,000)

Fair value as of September 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was approximately $12.5 million. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2021 was approximately $10.1 million.
NOTE 11. SUBSEQUENT EVENTS
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our financial statements as of December 31, 2020, March 31, 2021, and June 30, 2021. Management identified errors made in our historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a restatement
error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
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
Recent Developments
Jam City Business Combination
On May 19, 2021, we entered into a business combination agreement (the “Business Combination Agreement”) with VNNA Merger Sub Corp., a Delaware corporation and our direct, wholly-owned subsidiary (“Merger Sub”), Jam City, Inc., a Delaware corporation (“Jam City”), and New Jam City, LLC, a Delaware limited liability company and indirect, wholly-owned subsidiary of Jam City (“New JC LLC”), relating to the contemplated Business Combination between the Company and Jam City (the “Jam City Business Combination”).
On July 23, 2021, we entered into a Termination of Business Combination Agreement (the “Termination Agreement”) with Merger Sub, the Sponsor, Jam City and New JC LLC, pursuant to which the parties agreed to mutually terminate the Business Combination Agreement effective as of July 23, 2021. As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is void and there is no liability under the Business Combination Agreement on the part of any party thereto, except as set forth in the Business Combination Agreement, and each of the transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, (i) the Sponsor Support Agreement, dated as of May 19, 2021, by and among the Company, the Sponsor, Jam City and New JC LLC, (ii) the Stockholder Support Agreement, dated as of May 19, 2021, by and among the Company and certain stockholders of Jam City, and (iii) the subscription agreements entered into between the Company and certain investors concurrently with the execution of the Business Combination Agreement, dated as of May 19, 2021, were automatically either terminated in accordance with their terms or of no further force and effect. Pursuant to the Termination Agreement, subject to certain exceptions, the Company and Jam City also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the Jam City Business Combination. We intend to continue to pursue a Business Combination.

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, since the Initial Public Offering, our activity has been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders in connection with the Initial Public Offering (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended September 30, 2021, we had net income of $10,592,497, which consists of changes in fair value of warrant liabilities of $12,060,000 and interest earned on marketable securities held in the Trust Account of $26,147, offset by operating costs of $1,489,772 and an unrealized loss on marketable securities held in the Trust Account of $3,878.
For the nine months ended September 30, 2021, we had net income of $24,656,559, which consists of the changes in fair value of warrant liabilities of $27,540,000 and interest earned on marketable securities held in the Trust Account of $97,695, offset by operating costs of $2,970,975 and unrealized loss on marketable securities held in the Trust Account of $10,161.
For the period from March 24, 2020 (inception) through September 30, 2020, we had net loss $1,000, which consisted of formation and operating costs.
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
For the nine months ended September 30, 2021, cash used in operating activities was $820,224. Net income of $24,656,559 was affected by interest earned on marketable securities held in the Trust Account of $97,695, an unrealized loss on marketable securities held in the Trust Account of $10,161, and the change in fair value of warrant liabilities of $27,540,000. Changes in operating assets and liabilities provided $2,150,751 of cash for operating activities.
As of September 30, 2021, we had marketable securities held in the Trust Account of $300,146,011 (including $97,695 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
As of September 30, 2021, we had cash of $248,583. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.
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

Net Income (Loss) Per Common Stock
Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. We apply the two-class
method in calculating income (loss) per common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common stock as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU
2020-06
would have on our financial position, results of operations or cash flows.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting related to the restatements of our previously issued financial statements to (i) reclassify our warrants as liabilities (as described in the Form 10-K/A) and (ii) reclassify all shares of our Class A common stock subject to possible redemption as temporary equity (as described in Note 2 of the notes to the financial statements included herein). As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this
Quarterly Report
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control Over Financial Reporting
Except as set forth below, there was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
While we have processes to identify and appropriately apply applicable accounting requirements, in light of the material weaknesses
identified and the resulting restatements, our principal executive officer and principal financial and accounting officer performed additional accounting and financial analyses related to the accounting for our complex financial instruments, including consulting with subject matter experts. Management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. We have enhanced and plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”), wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we re-evaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815-40, determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.
As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
We have identified material weaknesses in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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
Additionally, in connection with the preparation of our financial statements as of September 30, 2021, management identified errors made in our historical financial statements where, at the closing of the Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our financial statements as of December 31, 2020, March 31, 2021, and June 30, 2021. As part of such process, we identified an additional material weakness in our internal control over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
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
We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.
As part of the restatements of our previously issued financial statements, we identified material weaknesses in our internal control over financial reporting. As a result of such material weaknesses, the restatements, the changes in accounting for our warrants and shares of our Class A common stock subject to possible redemption and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.
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

On October 23, 2020, we consummated the Initial Public Offering of 30,000,000 Units, with each Unit consisting of one share of Class A common stock, par value $0.0001 per share, and one-third
of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Each whole warrant will become exercisable 30 days after the completion of our initial Business Combination and will expire five years after the completion of our initial Business Combination, or earlier upon redemption or liquidation. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Bylaws

10.1 (3)	Termination of Business Combination Agreement, dated as of July 23, 2021, by and among the Company, VNNA Merger Sub Corp., CDPM Sponsor Group, LLC, Jam City, Inc. and New Jam City, LLC

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 26, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2021 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPCM CAPITAL, INC.

Date: November 18, 2021	By:	/s/ Emil Michael
	Name:	Emil Michael
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2021	By:	/s/ Ignacio Tzoumas
	Name:	Ignacio Tzoumas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)