Form 10-K/A
period 2020-12-31
DPCM Capital, Inc.
filed 2021-12-21
CIK 1821742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE
DPCM Capital, Inc. (“we,” “us,” “our,” “the company” or “our company”) is filing this Amendment No. 2 to its Annual Report on Form
10-K/A
(this “Amendment No. 2”) to amend and restate certain items of its Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”), as subsequently amended on June 24, 2021 (“Amendment No. 1”).
Restatement Background
In connection with the preparation of our financial statements as of September 30, 2021, our management identified errors made in our historical financial statements where, at the closing of our initial public offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001, in accordance with our amended and restated certificate of incorporation. Our management determined that the shares of Class A common stock underlying the units issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, our management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value. As a result, our management has noted a restatement error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the shares of Class A common stock subject to possible redemption, with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and shares of Class A common stock.
In connection with the change in presentation for the Class A common stock subject to possible redemption, we revised our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares of our common stock. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method
.
Therefore, on November 18, 2021, our management and the audit committee of our board of directors, after consultation with our independent registered public accounting firm, concluded that our previously issued (i) audited financial statements included in Amendment No. 1, (ii) unaudited interim financial statements included in our Quarterly Report on
Form 10-Q for
the quarterly period ended March 31, 2021, filed with the SEC on July 2, 2021, and (iii) unaudited interim financial statements included in our Quarterly Report on
Form 10-Q for
the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all shares of Class A common stock subject to possible redemption as temporary equity and should no longer be relied upon. As such, we restated our financial statements for the Affected Periods in our Quarterly Report on Form 10-Q for
the quarterly period ended September 30, 2021, filed with the SEC on November 19, 2021, as described therein. We are also restating the audited financial statements included in Amendment No. 1 in this Amendment No. 2. The restatement had no impact on our previously reported total assets, liabilities or operating results and is more fully described in Note 2 of the notes to the financial statements included herein.
Our management has concluded that in light of the restatement error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective. For a discussion of our management’s consideration of our disclosure controls and procedures, internal control over financial reporting and the material weakness identified, see Part II, Item 9A of this Amendment No. 2.
Termination of Business Combination Agreement
On May 19, 2021, we entered into a Business Combination Agreement pursuant to which we would acquire Jam City, Inc. through a series of related transactions (the “Business Combination Agreement”). On July 23, 2021, the parties agreed to mutually terminate the Business Combination Agreement. See our Current Report on Form
8-K
filed on July 23, 2021 for detailed information concerning the termination of the Business Combination Agreement.
Items Amended
This Amendment No. 2 presents the Original Filing, as amended by Amendment No. 1, amended and restated with modifications as necessary to reflect the restatement. The following items in the Original Filing, as amended by Amendment No. 1, have been amended in this Amendment No. 2:

•	Part I, Item 1A. Risk Factors;

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II, Item 8. Financial Statements and Supplementary Data;

•	Part II, Item 9A. Controls and Procedures; and

•	Part IV, Item 15. Exhibits and Financial Statement Schedules.
In addition, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 2 (Exhibits 31.1, 31.2 and 32.1).
Except as described above, this Amendment No. 2 does not amend, update or change any other items or disclosures contained in the Original Filing, as amended by Amendment No. 1, and accordingly, this Amendment No. 2 does not reflect or purport to reflect any information or events occurring after the filing date of the Original Filing or Amendment No. 1 or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing, Amendment No. 1 and our other filings with the SEC.

i

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K
(this “report”) or unless the context otherwise requires:

•	references to “we,” “us,” “our,” “the company” or “our company” refer to DPCM Capital, Inc., a Delaware corporation;

•	references to our “sponsor” refer to CDPM Sponsor Group, LLC, a Delaware limited liability company;

•	references to “common stock” refer to our Class A common stock, par value $0.0001 per share, and our Class B common stock, par value $0.0001 per share, collectively;

•
references to “public shares” refer to shares of our Class A common stock sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market);

•
references to “founder shares” refer to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof;

•
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

•	references to “private placement warrants” refer to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•	references to “warrants” refer to the public warrants and the private placement warrants;

•
references to “public stockholders” refer to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•	references to “management” or our “management team” refer to our officers and directors; and

•	references to “initial stockholders” refer to holders of our founder shares prior to our initial public offering.

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

•	our being a company with no operating history and no revenues;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the
COVID-19
pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; and

•	the other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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

•
managing and operating businesses in the
e-commerce,
social media, website creation and hosting, smart mobility, venture capital, private equity and investment banking, space and microsatellite, micromobility and transportation industries;

•	developing and growing companies, both organically and through acquisitions and investments;

•	evaluating and managing the growth of new products and technologies;

•	identifying, recruiting and mentoring management personnel; and

•	sourcing, structuring, acquiring and selling businesses.

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

•	Focus on disruptive technology-related businesses with high-growth potential that will benefit from our management team’s investments, experience and contacts.

•
We will target companies that can benefit from being publicly traded and having access to the public capital markets. We will primarily seek a target that we believe will grow and benefit from the capital investment and will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

•
We will target businesses that are market leaders, with established technologies and attractive financial metrics or prospects, where we believe that our industry expertise and relationships can be used to create opportunities for value creation.

•
We intend to seek target businesses that have established management teams and a strong growth trajectory that we believe could benefit from the experience and contacts of our management. While this may include businesses with a history of revenue growth and profitability, we may also target businesses that are underperforming that that we believe can benefit from our expertise or technology.

•	We believe our strategy leverages our management team’s distinctive background and vast network of industry leaders in the target industry.

•
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
If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
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
We have identified material weaknesses in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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

Additionally, in connection with the preparation of our financial statements as of September 30, 2021, our management identified errors made in our historical financial statements where, at the closing of our initial public offering, we improperly valued our Class A common stock subject to possible redemption. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our financial statements for the Affected Periods to report all shares of Class A common stock subject to possible redemption as temporary equity and, in connection therewith, revise our earnings per share calculation. As part of such process, we identified an additional material weakness in our internal control over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
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

•	may significantly dilute the equity interest of our current security holders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.
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

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.
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
We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single business, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
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
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the COVID-19 pandemic;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.
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

•
the markets we may serve may be subject to general economic conditions and cyclical demand, which could lead to significant shifts in our results of operations from quarter to quarter that make it difficult to project long-term performance;

•	fluctuations in customer demand;

•	competition and consolidation of the specific sector of the industry within which the target business operates;

•	volatility in costs for strategic raw material and energy commodities or disruption in the supply of these commodities could adversely affect our financial results;

•	supplier stability, factory transitions and capacity constraints;

•	inability to obtain necessary insurance coverage for the target business’ operations;

•	additional expenses and delays due to technical problems, labor problems (including union disruptions) or other interruptions at our manufacturing facilities after our initial business combination;

•	work-related accidents that may expose us to liability claims;

•
our manufacturing processes and products not complying with applicable statutory and regulatory requirements, or if we manufacture products containing design or manufacturing defects, the demand for our products declining and potential liability claims;

•
litigation and other proceedings, including that we may be liable for damages based on product liability claims, and we may also be exposed to potential indemnity claims from customers for losses due to our work or if our employees are injured performing services;

•	warranty claims related to our products, and resulting reputational damage and incurrence of significant costs;

•	changes in industry standards;

•	changes in tariffs and other trade practices;

•	inability to protect our intellectual property rights;

•	our products and manufacturing processes being subject to technological change;

•
being subject to applicable laws and regulations of federal, state and provincial governments, including environmental and health and safety laws and regulations, and the costs of compliance with such regulations;

•
disruption or failure of networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

•	fluctuations in foreign currency exchange rates; and

•	the failure of our customers to pay the amounts owed to us in a timely manner.
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
Item 6. [Reserved]
Item 7.
Management
’
s Discussion and Analysis of Financial Condition and Results of Operations (Restated)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this report.
Restatement
s
of Previously Issued Financial Statements
In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on October 23, 2020 at the time of our initial public offering, our outstanding warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm, we concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.
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
815-40.
The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within the warrant agreement governing our warrants and our application of ASC
815-40
to the warrant agreement. We reassessed our accounting for the warrants issued on October 23, 2020 in light of the SEC Staff Statement. Based upon this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with any subsequent changes in fair value reported in our statement of operations each reporting period. Accordingly, Amendment No. 1 restated our financial statements as of December 31, 2020 and for the period from March 24, 2020 (inception) through December 31, 2020.
Additionally, in connection with the preparation of our financial statements as of September 30, 2021, our management identified errors made in our historical financial statements where, at the closing of our initial public offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001, in accordance with our amended and restated certificate of incorporation. Our management determined that the shares of Class A common stock underlying the units issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, our management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value. As a result, our management has noted a restatement error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the shares of Class A common stock subject to possible redemption, with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and shares of Class A common stock.
In connection with the change in presentation for the Class A common stock subject to possible redemption, we revised our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares of our common stock. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
Therefore, on November 18, 2021, our management and the audit committee of our board of directors, after consultation with our independent registered public accounting firm, concluded that our previously issued (i) audited financial statements included in Amendment No. 1, (ii) unaudited interim financial statements included in our Quarterly Report on
Form 10-Q for
the quarterly period ended March 31, 2021, filed with the SEC on July 2, 2021, and (iii) unaudited interim financial statements included in our Quarterly Report on
Form 10-Q for
the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, should be restated to report all shares of Class A common stock subject to possible redemption as temporary equity and should no longer be relied upon. As such, we restated our financial statements for the Affected Periods in our Quarterly Report on Form 10-Q for
the quarterly period ended September 30, 2021, filed with the SEC on November 19, 2021, as described therein. We are also restating the audited financial statements included in Amendment No. 1 in this Amendment No. 2.
The impact of the restatements is reflected in the discussion and analysis of our financial condition and results of operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatements, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatements is more fully described in Item 9A of this Amendment No. 2 and Note 2 of the notes to the financial statements included herein.

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
As a result of the restatement with respect to the accounting treatment of our warrants, as described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our initial public offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.
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
Net Loss per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. We apply the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with our initial public offering since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,000,000 shares of Class A common stock in the aggregate. As of December 31, 2020, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period presented.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06
— “Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU
2020-06”),
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
and
15d-15(e)
under the Exchange Act) as of December 31, 2020. In connection with Amendment No. 1 and this Amendment No. 2, and in light of the respective restatements, our Chief Executive Officer and Chief Financial Officer
re-evaluated
and concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, our management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatements had not yet been identified. Due to the events that led to the restatements of our financial statements included in Amendment No. 1 and this Amendment No. 2, our management has identified material weaknesses in our internal control over financial reporting related to complex financial instruments, as described in Note 2 of the notes to the financial statements included herein.
While we have processes to identify and appropriately apply applicable accounting requirements, in light of the material weaknesses identified and the resulting restatements, our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses related to the accounting for our complex financial instruments, including consulting with subject matter experts. Management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. We have enhanced and plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications and independence and (4) the performance of our internal audit function and the independent registered public accounting firm;

•
the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•
pre-approving
all audit and permitted
non-audit
services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval
policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships they have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
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

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
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

•
identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
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
Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, which are specified in our Nominating and Corporate Governance Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.
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

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations on an annual basis to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, if any is paid by us, and any incentive-compensation and equity-based plans that are subject to board approval of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
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

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

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

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
CDPM Sponsor Group, LLC (2)(3)	—	—	7,252,500	96.7%	19.3%
Emil Michael (2)(3)	—	—	7,252,500		19.3%
Ignacio Tzoumas	—	—	—	—	—
Kyle Wood	—	—	—	—	—
Peter Diamandis (2)	—	—	45,000	*	*
Denmark West (2)	—	—	37,500	*	*
Desiree Gruber (2)	—	—	37,500	*	*
All directors and executive officers as a group (six individuals)	—	—	7,372,500	98.3%	19.7%
Sculptor Capital LP (4)	1,581,661	5.3%	—	—	4.2%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o DPCM Capital, Inc., 382 NE 191 Street, #24148, Miami, FL 33179.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers, directors, special advisors or our or their affiliates, by us for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments have been or will be made to our sponsor, officers or directors, or our or their affiliates, none of which have been or will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

•	repayment of up to an aggregate of $250,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	payment to our sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the period from March 24, 2020 (inception) through December 31, 2020 totaled $68,865. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the period from March 24, 2020 (inception) through December 31, 2020.
Tax Fees
. We did not pay Marcum for tax planning and tax advice for the period from March 24, 2020 (inception) through December 31, 2020.
All Other Fees
. We did not pay Marcum for other services for the period from March 24, 2020 (inception) through December 31, 2020.
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

Exhibit No.	Description

1.1 (1)	Underwriting Agreement, dated October 20, 2020, between the Company and UBS Securities LLC

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (2)	Bylaws

4.1 (2)	Specimen Unit Certificate

4.2 (2)	Specimen Class A Common Stock Certificate

4.3 (2)	Specimen Warrant Certificate

4.4 (1)	Warrant Agreement, dated October 20, 2020, between the Company and Continental Stock Transfer & Trust Company

4.5***	Description of Securities

10.1 (2)	Promissory Note, dated as of April 8, 2020, issued to CDPM Sponsor Group, LLC

10.2 (2)	Founder Shares Subscription Agreement, dated June 22, 2020, between the Company and CDPM Sponsor Group, LLC

10.3 (1)	Letter Agreement, dated October 20, 2020, among the Company, CDPM Sponsor Group, LLC, and each of the executive officers, directors and initial stockholders of the Company

10.4 (1)	Investment Management Trust Agreement, dated October 20, 2020, between the Company and Continental Stock Transfer & Trust Company

10.5 (1)	Registration and Stockholder Rights Agreement, dated October 20, 2020, among the Company, CDPM Sponsor Group, LLC and certain securityholders

10.6 (1)	Warrant Purchase Agreement, dated October 20, 2020, between the Company and CDPM Sponsor Group, LLC

10.7 (1)	Administrative Services Agreement, dated October 20, 2020, between the Company and CDPM Sponsor Group, LLC

10.8 (2)	Form of Indemnity Agreement

24.1***	Power of Attorney (included on signature page of the Original Filing)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.
(1)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-39638), filed with the SEC on October 26, 2020.
(2)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-249274), filed with the SEC on October 2, 2020.

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
Restatements of the Previously Issued Financial Statements
As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from March 24, 2020 (inception) to December 31, 2020, have been restated.
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
/
S
/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020
.
New York, NY
March 31, 2021, except for the effects of the restatements discussed in Notes 2, 3, 10 and 11 – Amendment 1, as to which the date is June 24, 2021 and Note 2 and 12 – Amendment 2, as to which the date is December 20, 2021.

DPCM CAPITAL, INC.
BALANCE SHEET
DECEMBER 31, 2020
(AS RESTATED)

ASSETS
Current Assets
Cash	$1,084,557
Prepaid expenses	389,413

Total Current Assets	1,473,970
Cash and marketable securities held in Trust Account	300,058,477

TOTAL ASSETS	$301,532,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities - accrued expenses	$270,054
Deferred underwriting payable	10,500,000
Warrant liabilities	38,700,000

Total Liabilities	49,470,054

Commitments
Class A common stock subject to possible redemption 30,000,000 shares at redemption value	300,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding (excluding 30,000,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding	750
Additional paid-in capital	—
Accumulated deficit	(47,938,357)

Total Stockholders’ Deficit	(47,937,607)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$301,532,447

The accompanying notes are an integral part of the financial statements.

DPCM CAPITAL, INC.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM MARCH 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED)

Formation and operating costs	$343,208

Loss from operations	(343,208)
Other income (expense):
Interest earned on marketable securities held in Trust Account	48,914
Unrealized gain on marketable securities held in Trust Account	9,563
Transaction costs allocable to warrants	(381,556)
Change in fair value of warrant liabilities	(26,740,000)

Other expense, net	(27,063,079)

Net loss	$(27,406,287)

Basic and diluted weighted average shares outstanding, Class A Common stock	13,986,486

Basic and diluted net loss per share, Class A Common stock	$(1.28)

Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000

Basic and diluted net loss per share, Class B common stock	$(1.28)

The accompanying notes are an integral part of the financial statements.

DPCM CAPITAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MARCH 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED)

	Class A Common Stock		Class B Common Stock		Stock Subscription Receivable from	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stockholder	Capital	Deficit	Equity (Deficit)

Balance – March 24, 2020 (Inception)	—	$—	—	$—	$	$—	$—	$—
Issuance of Class B common stock	—	—	8,625,000	863	(25,000)	24,137	—	—
Collection of stock subscription receivable from Sponsor	—	—	—	—	25,000	—	—	25,000
Proceeds received in excess of fair value for Private Placement Warrants						2,640,000		2,640,000
Forfeiture of Founder Shares	—	—	(1,125,000)	(113)	—	113	—	—
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(2,664,250)	(20,532,070)	(23,196,320)
Net loss	—	—	—	—	—	—	(27,406,287)	(27,406,287)
Balance – December 31, 2020	—	$—	7,500,000	$750	$—	$—	$(47,938,357)	$(47,937,607)
The accompanying notes are an integral part of the financial statements.

DPCM CAPITAL, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(27,406,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Transaction costs allocable to warrants	381,556
Change in fair value of warrant liabilities	26,740,000
Interest earned on marketable securities held in Trust Account	(48,914)
Unrealized gain on marketable securities held in Trust Account	(9,563)
Changes in operating assets and liabilities:
Prepaid expenses	(389,413)
Accrued expenses	270,054

Net cash used in operating activities	(462,567)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(300,000,000)

Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	294,000,000
Proceeds from sale of Private Placement Warrants	8,000,000
Proceeds from promissory note – related party	250,000
Repayment of promissory note – related party	(250,000)
Payment of offering costs	(477,876)

Net cash provided by financing activities	301,547,124

Net Change in Cash	1,084,557
Cash – Beginning of period	—

Cash – End of period	$1,084,557

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$300,000,000

Deferred underwriting fee payable	$10,500,000

Forfeiture of Founder Shares	$(113)

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the Company’s taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
Liquidity and Capital Resources
Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated
the Company’s liquidity and financial condition and determined that sufficient capital exists outside the Trust Account to sustain operations for at least one year from the date that the financial statement was issued, and therefore substantial doubt has been alleviated.
NOTE 2 — RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Amendment 1
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

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As Previously Reported	Adjustments	As Restated
Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$38,700,000	$38,700,000
Class A Common Stock Subject to Possible Redemption	285,762,390	(38,700,000)	247,062,390
Class A Common Shares	142	387	529
Additional Paid-in Capital	5,283,842	27,121,169	32,405,011
Accumulated Deficit	(284,731)	(27,121,556)	(27,406,287)
Statement of Operations for period from March 24, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liabilities	—	(26,740,000)	(26,740,000)
Transaction costs allocable to warrants	—	(381,556)	(381,556)
Net loss	(284,731)	(27,121,556)	(27,406,287)
Weighted average shares outstanding of Class A redeemable common shares	28,604,612	(1,196,000)	27,408,612
Basic and diluted net loss per share, Class A	0.00	—	0.00
Weighted average shares outstanding of non-redeemable common shares	8,001,468	429,812	8,431,280
Basic and diluted net loss per share, Common stock	(0.04)	(3.21)	(3.25)
Statement of Cash Flows for period from March 24, 2020 (inception) to December 31, 2020 (audited)
Net loss	(284,731)	(27,121,556)	(27,406,287)
Change in fair value of warrant liability	—	26,740,000	26,740,000
Transaction costs associated with IPO	—	381,556	381,556
Initial classification of Class A common stock subject to redemption	286,046,120	(11,960,000)	274,086,120
Change in value of Class A common stock subject to redemption	(283,730)	(26,740,000)	(27,023,730)
Amendment 2
In connection with the preparation of the Company’s condensed consolidated financial statements as of September 30, 2021, management identified errors made in the Company’s historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001, in accordance with the Amended and Restated Certificate of Incorporation. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a restatement error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the shares of Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and shares of Class A common stock
.
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.

Balance Sheet as of December 31, 2020 (audited)	As Previously Reported	Adjustment	As Restated
Common stock subject to possible redemption	$247,062,390	$52,937,610	$300,000,000
Common stock	$529	$(529)	$—
Additional paid-in capital	$32,405,011	$(32,405,011)	$—
Accumulated deficit	$(27,406,287)	$(20,532,070)	$(47,938,357)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(52,937,610)	$(47,937,607)

Statement of Operations for the Period from March 24, 2020 (Inception) Through December 31, 2020 (Audited)	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,408,612	(27,408,612)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,431,280	(8,431,280)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$(3.25)	$3.25	$—
Weighted average shares outstanding of Class A common stock	—	13,986,486	13,986,486
Basic and diluted net loss per share, Class A common stock	$—	$(1.28)	$(1.28)
Weighted average shares outstanding of Class B common stock	—	7,500,000	7,500,000
Basic and diluted loss income per share, Class B common stock	$—	$(1.28)	$(1.28)

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Period Ended December 31, 2020 (Audited)	As Previously Reported	Adjustment	As Restated
Sale of 30,00,000 Units, net of underwriter discounts and offering expenses	$283,022,124	$(283,022,124)	$—
Initial value of Class A Common Stock subject to redemption	$(247,062,390)	$247,062,390	$—
Accretion for Class A Common Stock to redemption amount	$—	$(23,196,320)	$(23,196,320)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(52,937,610)	$(47,937,607)
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
Class A Common Stock Subject to Possible Redemption (Restated, see Note 2 – Amendment 2)
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in
capital and accumulated deficit.
At December 31, 2020, the Common Stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	$(6,600,000)
Class A common stock issuance costs	$(16,596,320)
Plus:
Accretion of carrying value to redemption value	$23,196,320
Class A common stock subject to possible redemption	$300,000,000
Warrant Liabilities (Restated)
The Company accounts for the Warrants in accordance with the guidance contained in ASC
815-40-15-7D
and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
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
(Restated, see Note 2, Amendment 1)
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

(Restated, see Note 2 – Amendment 2)
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.
The Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 18,000,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Period from March 24, 2020 (Inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common stock
Numerator:

Allocation of net loss, as adjusted	$(17,839,942)	$(9,566,354)
Denominator:
Basic and diluted weighted average shares outstanding	13,986,486	7,500,000
Basic and diluted net loss per common stock	$(1.28)	$(1.28)

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
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06
— “Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU
2020-06”),
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
NOTE 8. STOCKHOLDERS’ EQUITY (Restated, See Note 2 – Amendment 2)
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 30,000,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.
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

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.
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
The Warrants were accounted for as liabilities in accordance with ASC
815-40.
The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statement of operations
.
The Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date.
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
NOTE 12. SUBSEQUENT EVENTS
The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than as described above for the restatements, that would have required adjustment or disclosure in the financial statements.

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
Date: December 20, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Emil Michael	Chairman of the Board and Chief Executive Officer	December 20, 2021
Emil Michael	(Principal Executive Officer)

/s/ Ignacio Tzoumas	Chief Financial Officer	December 20, 2021
Ignacio Tzoumas	(Principal Financial and Accounting Officer)

/s/ Peter Diamandis	Director	December 20, 2021
Peter Diamandis

/s/ Denmark West	Director	December 20, 2021
Denmark West

/s/ Desiree Gruber	Director	December 20, 2021
Desiree Gruber