Form 10-K
period 2021-12-31
DPCM Capital, Inc.
filed 2022-03-15
CIK 1821742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
12b-2
of the Exchange Act).     Yes  ☒    No  ☐
As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates
of the registrant was approximately $296,400,000 (based on the closing sales price of the Class A common stock on June 30, 2021 of $9.88, as reported on the New York Stock Exchange).
As of March
14
, 2022, there were 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

Auditor Firm ID: 688	Auditor Name: Marcum LLP	Auditor Location: New York NY

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
Certain of the statements contained in this report constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a company with no operating history and no revenues;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, including the Proposed Transaction (as defined below);

•	our expectations around the performance of the prospective target business or businesses, including D-Wave (as defined below);

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

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

•
our ability to consummate an initial business combination due to the uncertainty resulting from the
COVID-19
pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; and

•	the other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this report.
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

iii

PART I
Item 1. Business
Introduction
We are a blank check company formed under the laws of the State of Delaware on March 24, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to in this report as our initial business combination. While we may pursue an initial business combination target in any business, industry or geographical location, we have initially focused our search within the technology sector, where we believe our management team has a competitive advantage due to their prior experiences and roles. We have initially focused our search efforts on North American-based targets with an aggregate enterprise value of $1 billion to $2 billion.
We believe our management team is well positioned to identify attractive businesses within the technology sector that would benefit from access to the public markets and the skills of our management team. Our objective is to consummate our initial business combination and enhance stockholder value by helping to identify and recruit effective management, enhance existing business models and strategic planning, identify and complete follow-on
acquisitions, implement operational improvements, and expand product offerings and geographic footprint. We are utilizing our management team’s experience and network to help achieve their objectives. We are focusing on evaluating established companies with leading competitive positions, strong management teams, and long-term potential for growth and profitability.
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

Transaction costs amounted to $6,477,876, consisting of $6,000,000 in underwriting discounts and commissions and $477,876 for other costs and expenses related to our initial public offering. In addition, the underwriter of our initial public offering agreed to defer agreed to defer $10,500,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated. As of December 31, 2021, we had $124,720 in our operating bank accounts, $300,183,322 in cash and marketable securities held in the trust account and an adjusted working capital deficit of $2,404,830, which excludes $183,322 of interest earned on the trust account that is available to pay franchise and income taxes payable.
Our units began trading on October 21, 2020 on the New York Stock Exchange (the “NYSE”) under the symbol “XPOA.U.” Commencing on December 11, 2020, the Class A common stock and warrants comprising the units began separate trading on the NYSE under the symbols “XPOA” and “XPOA WS,” respectively. Those units not separated continue to trade on the NYSE under the symbol “XPOA.U.”
Proposed Transaction
Subsequent to the period covered by this report, on February 7, 2022, we entered into a transaction agreement (the “Transaction Agreement”) with
D-Wave
Quantum Inc., a Delaware corporation and our direct, wholly-owned subsidiary (“NewCo”), DWSI Holdings Inc., a Delaware corporation and a direct, wholly-owned subsidiary of NewCo (“Merger Sub”), DWSI Canada Holdings ULC, a British Columbia unlimited liability company and a direct, wholly-owned subsidiary of NewCo (“CallCo”),
D-Wave
Quantum Technologies Inc., a British Columbia corporation and a direct, wholly-owned subsidiary of CallCo (“ExchangeCo”), and
D-Wave
Systems Inc., a British Columbia company
(“D-Wave”),
relating to a proposed business combination between our company and
D-Wave
(the “Proposed Transaction”).
NewCo will file with the SEC a registration statement on Form
S-4
(the “NewCo Form
S-4”)
that will include a prospectus with respect to NewCo’s securities to be issued in connection with the Proposed Transaction and a proxy statement with respect to the meeting of our stockholders to vote on the Proposed Transaction. There can be no assurance as to whether or when the Proposed Transaction will be completed.
Transaction Agreement
Pursuant to the Transaction Agreement, among other things, (a) on the date of the closing of the Proposed Transaction (the “Closing”, and such date, the “Closing Date”), Merger Sub will merge with and into our company (the “Merger”), with our company continuing as the surviving company after the Merger, as a result of which we will become a direct, wholly owned subsidiary of NewCo, with our stockholders receiving shares of NewCo common stock, par value $0.01 per share (“NewCo Common Shares”), in the Merger; and (b) immediately following the Merger, by means of a statutory plan of arrangement under the
Business Corporations Act
(British Columbia) (the “Plan of Arrangement”), (i) CallCo will acquire a portion of the issued and outstanding share capital of
D-Wave
(“D-Wave
Shares”) from certain holders in exchange for NewCo Common Shares (the “NewCo Share Exchange”), (ii) CallCo will contribute such
D-Wave
Shares to ExchangeCo in exchange for shares of
ExchangeCo’s non-par value
common stock (“ExchangeCo Common Shares”), (iii) following the NewCo Share Exchange, ExchangeCo will acquire the remaining issued and outstanding
D-Wave
Shares from the remaining holders of
D-Wave
Shares in exchange for the exchangeable shares in the capital of ExchangeCo (“Exchangeable Shares”) and (iv) as a result of the foregoing,
D-Wave
will become a wholly-owned subsidiary of ExchangeCo. The holders of the Exchangeable Shares will have certain rights as specified in the Exchangeable Share Term Sheet (as defined in the Transaction Agreement), including the right to exchange Exchangeable Shares for NewCo Common Shares.
The Transaction Agreement contains customary representations and warranties, covenants and closing conditions, including, but not limited to, approval by our stockholders of the Transaction Agreement and the Proposed Transaction. The terms of the Transaction Agreement and other related ancillary agreements entered into or to be entered into in connection with the Closing of the Proposed Transaction, including those briefly described below, are summarized in more detail in our Current Report on Form
8-K
filed with the SEC on February 11, 2022 and will be summarized in greater detail in the NewCo Form
S-4
when available.
Sponsor Support Agreement
Concurrently with the execution of the Transaction Agreement, we entered into a sponsor support agreement (the “Sponsor Support Agreement”) with our sponsor, NewCo and
D-Wave,
pursuant to which, among other things, our sponsor agreed to (i) vote in favor of the Transaction Agreement and the Proposed Transaction, (ii) a certain number of NewCo Common Shares becoming subject to certain vesting conditions immediately prior to, and contingent upon, the Closing, (iii) reimburse or otherwise compensate our company for certain expenses in excess of our permitted expenses under the Transaction Agreement and (iv) the forfeiture of certain founder shares.

Transaction Support Agreements
Concurrently with the execution of the Transaction Agreement, we entered into transaction support agreements (the “Transaction Support Agreements”) with
D-Wave
and certain
D-Wave
shareholders (collectively, the “Supporting Shareholders”), pursuant to which each such Supporting Shareholder agreed to, among other things, support and vote in favor of the Company Arrangement Resolution (as defined in the Transaction Agreement).
PIPE Subscription Agreements
Concurrently with the execution of the Transaction Agreement, we entered into subscription agreements (the “PIPE Subscription Agreements”) with NewCo and certain investors (collectively, the “PIPE Investors”), pursuant to which, among other things, each PIPE Investor subscribed to and agreed to purchase on the Closing Date, and NewCo agreed to issue and sell to each such PIPE Investor on the Closing Date, the number of NewCo Common Shares (“PIPE Shares”) equal to the purchase price set forth therein, divided by $10.00 and multiplied by the Exchange Ratio (as defined in the Transaction Agreement), totaling $40.0 million of PIPE Shares in the aggregate, in each case, on the terms and subject to the conditions set forth therein.
Registration Rights and
Lock-Up
Agreement
At the Closing of the Proposed Transaction, NewCo, our sponsor, the other holders of founder shares and each
D-Wave
shareholder party thereto will, pursuant to the Plan of Arrangement, become parties to a registration rights and lock-up
agreement (the “Registration Rights and
Lock-Up
Agreement”), pursuant to which, among other things, each of our sponsor, the other holders of founder shares and such
D-Wave
shareholders (collectively, the “Holders”) (a) will agree not to effect any sale or distribution of certain equity securities of NewCo held by any of them during the lock-up
period described therein and (b) will be granted certain registration rights with respect to their respective NewCo Common Shares, in each case, on the terms and subject to the conditions set forth therein.
Previously Terminated Business Combination Agreement
On May 19, 2021, we entered into a business combination agreement (the “Jam City BCA”) with VNNA Merger Sub Corp., a Delaware corporation and our direct, wholly-owned subsidiary (“VNNA Merger Sub”), Jam City, Inc., a Delaware corporation (“Jam City”), and New Jam City, LLC, a Delaware limited liability company and indirect, wholly-owned subsidiary of Jam City (“New JC LLC”), relating to a then-contemplated business combination between our company and Jam City (the “Jam City Business Combination”).
On July 23, 2021, we entered into a Termination of Business Combination Agreement (the “Termination Agreement”) with VNNA Merger Sub, our sponsor, Jam City and New JC LLC, pursuant to which the parties agreed to mutually terminate the Jam City BCA effective as of July 23, 2021. As a result of the termination of the Jam City BCA, the Jam City BCA is void and there is no liability under the Jam City BCA on the part of any party thereto, except as set forth in the Jam City BCA, and each of the transaction agreements entered into in connection with the Jam City BCA, including, but not limited to, (i) the Sponsor Support Agreement, dated as of May 19, 2021, by and among our company, our sponsor, Jam City and New JC LLC, (ii) the Stockholder Support Agreement, dated as of May 19, 2021, by and among our company and certain stockholders of Jam City, and (iii) the subscription agreements entered into between our company and certain investors concurrently with the execution of the Jam City BCA, dated as of May 19, 2021, were automatically either terminated in accordance with their terms or of no further force and effect. Pursuant to the Termination Agreement, subject to certain exceptions, we and Jam City also agreed, on behalf of ourselves and our respective related parties, to a release of claims relating to the Jam City Business Combination. We intend to pursue the Proposed Transaction with
D-Wave
described above.
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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.
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
Periodic Reporting and Audited Financial Statements
We have registered our units, Class A common stock and warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. Such reports and other information filed by the company with the SEC are available free of charge on our website and on the SEC’s website at www.sec.gov. The contents of these websites are not incorporated into this report. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.
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
We were required to evaluate our internal control procedures for the fiscal year ended December 31, 2021 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
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
In addition to the risks and uncertainties set forth below, we may face certain other material risks and uncertainties related to the Proposed Transaction with
D-Wave.
If we succeed in effecting the Proposed Transaction, we may face additional and different risks and uncertainties related to the business of
D-Wave.
For risk factors related to the Proposed Transaction, see the NewCo Form
S-4
to be filed by NewCo in connection with the Proposed Transaction.
Risks Relating to Searching for and Consummating a Business Combination
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
As of December 31, 2021, we had $124,720 in our operating bank accounts, $300,183,322 in cash and marketable securities held in the trust account and an adjusted working capital deficit of $2,404,830, which excludes $183,322 of interest earned on the trust account that is available to pay franchise and income taxes payable. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to consummate an initial business combination, including the Proposed Transaction, will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.
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
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. This risk may be increasingly prevalent given recent high levels of redemptions among other SPACs completing their initial business combinations. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount
we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value
of shares held by
non-redeeming stockholders
will reflect our obligation to pay the deferred underwriting commissions.
The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into our initial business combination may limit the type and number of companies with which we may complete such a business combination.
NYSE rules and our amended and restated certificate of incorporation require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into our initial business combination. This restriction may limit the type and number of companies with which we may complete such a business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and our public stockholders will only be entitled to receive their pro rata portion of the funds in the trust account, which may be less than $10.00 per share.
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
In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.
In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he or she is voting for or against such proposed business combination or does not vote at all, to demand that we redeem his or her shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to redeem their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s (“DTC”) DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.
If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to redeem their shares to comply with specific requirements for redemption, such redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.
If we require public stockholders who wish to redeem their shares to comply with specific requirements for redemption and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed business combination until we have returned their securities to them. The market price for our shares of Class A common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek redemption may be able to sell their securities.
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
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by stockholders may be less than $10.00 per share” and other risk factors herein.
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

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
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
The funds available to us outside of the trust account may not be sufficient to allow us to operate until October 23, 2022, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until October 23, 2022; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by stockholders may be less than $10.00 per share” and other risk factors herein.
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
As of December 31, 2021, we had $124,720 in our operating bank accounts, $300,183,322 in cash and marketable securities held in the trust account and an adjusted working capital deficit of $2,404,830, which excludes $183,322 of interest earned on the trust account that is available to pay franchise and income taxes payable. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by stockholders may be less than $10.00 per share” and other risk factors herein.
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
Management’s flexibility in identifying and selecting a prospective target business or businesses, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.
Subject to the requirements in NYSE rules and our amended and restated certificate of incorporation that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting a prospective target business or businesses. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective target business or businesses, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders, which would be the case if the trading price of our shares of Class A common stock after giving effect to such business combination was less than the per-share
trust liquidation value that our stockholders would have received if we had dissolved without consummating our initial business combination.
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

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of the trust account and our warrants will expire worthless.
The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by stockholders may be less than $10.00 per share” and other risk factors herein.
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
The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination
activity (and corresponding provisions of the agreement governing the release of funds from the trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination
activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions sometimes requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination
activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from the trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the Delaware General Corporation Law (the “DGCL”) or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination
behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
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
Certain agreements related to our initial public offering may be amended without stockholder approval.
Certain agreements, including the letter agreement among us and our sponsor, officers, directors and initial stockholders, and the registration and stockholder rights agreement entered into on October 20, 2020 (the “Existing Registration Rights Agreement”), may be amended without stockholder approval. These agreements contain various provisions, including transfer restrictions on our founder shares, that our public stockholders might deem to be material. It may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
We intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of the trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of the trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by stockholders may be less than $10.00 per share,” under certain circumstances our public stockholders may receive less than $10.00 per share upon the liquidation of the trust account.
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
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the COVID-19 pandemic;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars, such as the recent invasion of Ukraine by Russia;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.
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
The
COVID-19
pandemic has adversely affected, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to
COVID-19
continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. Moreover, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty even if the pandemic subsides. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by
COVID-19
and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.
The
COVID-19
pandemic and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.
United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
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
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including the recent invasion of Ukraine by Russia and the resulting sanctions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.
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
Risks Relating to Conflicts of Interest of our Officers, Directors and Others
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
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

We may engage the underwriter of our initial public offering or its affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Such underwriter is entitled to receive deferred commissions that will be released from the trust account only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.
We may engage the underwriter of our initial public offering or its affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Such underwriter is also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. Such underwriter or its affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.
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
Our sponsor initially paid an aggregate of $25,000 for the founder shares, or approximately $0.004 per share. As a result of this low initial price, our initial stockholders could make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public stockholders.
As a result of the low acquisition cost of our founder shares, our initial stockholders could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if our sponsor had initially paid the full offering price for the founder shares.
The nominal purchase price paid by our initial stockholders for the founder shares may significantly dilute the implied value of the public shares in the event we consummate an initial business combination, and our initial stockholders are likely to make a substantial profit on their investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our Class A common stock to materially decline.
Our initial stockholders invested an aggregate of $8,025,000 in our company in connection with our initial public offering, comprised of the $25,000 purchase price for the founder shares and the $8,000,000 purchase price for the private placement warrants. The amount held in the trust account was $300,183,322 as of December 31, 2021, implying a value of approximately $10.01 per public share. The value of the public shares may be significantly diluted as a result of the automatic conversion of the founder shares into shares of Class A common stock upon our completion of an initial business combination.

The following table shows the public stockholders’ and our initial stockholders’ investment per share and how these compare to the implied value of one share of Class A common stock upon the completion of our initial business combination. The following table (i) assumes that (a) our valuation is $300,183,322 (which is the amount held in the trust account as of December 31, 2021), (b) no additional interest is earned on the funds held in the trust account, (c) no public shares are redeemed in connection with our initial business combination and (d) all founder shares are held by our initial stockholders upon completion of our initial business combination, and (ii) does not take into account other potential impacts on our valuation at the time of our initial business combination such as (a) the value of the public warrants and private placement warrants, (b) the trading price of our shares of Class A common stock, (c) business combination transaction costs (including payment of $10,500,000 of deferred underwriting commissions), (d) any equity issued or cash paid to the target’s sellers, (e) any equity issued to other third party investors or (f) the target’s business itself, including its assets, liabilities, management and prospects.

Public shares	30,000,000 shares
Founder shares	7,500,000 shares

Total shares	37,500,000 shares
Total funds in trust (1)	$300,183,322
Public stockholders’ investment per public share (2)	$10.00
Initial stockholders’ investment per founder share (3) (4)	$0.003
Implied value per share of Class A common stock upon completion of the initial business combination	$8.00

(1)	Amount held in the trust account as of December 31, 2021.
(2)	While the public stockholders’ investment is in both the public shares and the public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.
(3)	Our initial stockholders’ total investment in the equity of our company, inclusive of the founder shares and our sponsor’s $8,000,000 investment in the private placement warrants, is $8,025,000.
(4)
Investment per founder share reflects (i) the stock dividends with respect to our Class B common stock of an aggregate of 2,875,000 shares and (ii) our sponsor’s forfeiture of 1,125,000 shares upon expiration of the underwriter’s over-allotment option.

Note that redemptions of public shares in connection with our initial business combination would further reduce the implied value of our Class A common stock. For instance, in the example above, if 50% of the public shares were redeemed in connection with our initial business combination, the implied value per share would be approximately $6.67.
While the implied value of our public shares may be diluted, the implied value of $8.00 per share in the example above would represent a significant implied profit for our initial stockholders relative to the initial purchase price of the founder shares. At $8.00 per share, the 7,500,000 founder shares would have an aggregate implied value of $60,000,000. As a result, even if the trading price of our Class A common stock significantly declines (whether because of a substantial amount of redemptions of our public shares or for any other reason), our initial stockholders will stand to make significant profit on their investment in us. In addition, our initial stockholders could potentially recoup their entire investment in us even if the trading price of our Class A common stock were as low as $1.07 per share and even if the private placement warrants are worthless. As a result, our initial stockholders are likely to make a substantial profit on their investment in us even if we select and consummate an initial business combination that causes the trading price of our Class A common stock to decline, while our public stockholders who purchased their units in our initial public offering could lose significant value in their public shares. Our initial stockholders may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our initial stockholders had paid the same per share price for the founder shares as our public stockholders paid for their public shares.
This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of shares of Class A common stock on a greater than one-to-one
basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust account. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.

Risks Relating to Our Securities
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would not be consummated and that you would have to wait for liquidation in order to redeem your stock.
If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would not be consummated is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. This risk may be increasingly prevalent given recent high levels of redemptions among other SPACs completing their initial business combinations. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.
We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
Our sponsor, officers and directors have agreed that we must complete our initial business combination by October 23, 2022. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the
COVID-19 pandemic
persists both in the U.S. and globally and, while the extent of the impact of the
COVID-19
pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. The recent invasion of Ukraine by Russia and resulting sanctions may also have similar effects, and the impact of such effects on us will depend on future developments that cannot be predicted with any degree of certainty. Additionally, the
COVID-19 pandemic,
the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.
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
Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed or to redeem 100% of our public shares if we do not complete our initial business combination by October 23, 2022, or (b) with respect to any other provisions relating to rights of holders of our Class A common stock; and (iii) the redemption of our public shares if we do not complete an initial business combination by October 23, 2022, subject to applicable law and as further described herein. In addition, if we do not complete an initial business combination by October 23, 2022 for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in the trust account. In that case, public stockholders may be forced to wait beyond by October 23, 2022 before they receive funds from the trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we have not completed an initial business combination by October 23, 2022, our public stockholders may be forced to wait beyond October 23, 2022 before redemption from the trust account.
If we have not completed an initial business combination by October 23, 2022, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up,
liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond October 23, 2022 before the redemption proceeds of the trust account become available to them, and they receive the return of their pro rata portion of the proceeds from the trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination or amend certain provisions of our amended and restated certificate of incorporation prior thereto and only then in cases where investors have properly sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.
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
The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share
of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we do not complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption
amount received by public stockholders may be less than $10.00 per share.
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
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by October 23, 2022 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day notice
period during which any third-party claims can be brought against the corporation, a
90-day period
during which the corporation may reject any claims brought, and an additional
150-day waiting
period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following October 23, 2022 in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by October 23, 2022 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
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
Pursuant to the Existing Registration Rights Agreement, our initial stockholders and their permitted transferees can demand that we register the private placement warrants and the shares of Class A common stock issuable upon exercise of the founder shares and the private placement warrants held by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

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
Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 14, 2022, there were 70,000,000 and 2,500,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, excluding shares of Class A common stock reserved for issuance upon exercise of outstanding warrants and currently issuable upon conversion of Class B common stock. As of March 14, 2022, there are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio
but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.
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
The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the
COVID-19 pandemic,
the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases). An active trading market for our securities may not fully develop or be sustained. Additionally, if our securities become delisted from the NYSE for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on the NYSE or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

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
General Risks
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
On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”), wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we re-evaluated
the accounting treatment of our warrants, and pursuant to the guidance in Accounting Standards Codification (“ASC”)
815-40,
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
We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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
Additionally, in connection with the preparation of our financial statements as of September 30, 2021, our management identified errors made in our historical financial statements where, at the closing of our initial public offering, we improperly valued our Class A common stock subject to possible redemption. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued (i) audited financial statements included in our Annual Report on Form
10-K/A
for the fiscal year ended December 31, 2020 filed with the SEC on June 24, 2021, (ii) unaudited interim financial statements included in our Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021 filed with the SEC on July 2, 2021 and (iii) unaudited interim financial statements included in our Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021 filed with the SEC on August 16, 2021, to report all shares of Class A common stock subject to possible redemption as temporary equity and, in connection therewith, revise our earnings per share calculation. As part of such process, we identified an additional material weakness in our internal control over financial reporting.

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
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed or to redeem 100% of our public shares if we do not complete our initial business combination by October 23, 2022, or (b) with respect to any other provisions relating to the rights of holders of our Class A common stock; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the trust account and our warrants will expire worthless.
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
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls over financial reporting beginning with our Annual Report on
Form 10-K for
the year ended December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents or attacks. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our equity securities trade on the NYSE. Each of our units consists of one share of our Class A common stock and one-third
of one warrant and, commencing on October 21, 2020, trades on the NYSE under the symbol “XPOA.U.” The Class A common stock and warrants underlying our units began trading separately on the NYSE under the symbols “XPOA” and “XPOA WS,” respectively, on December 11, 2020.
Holders of Record
On March 14, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, nine holders of record of our Class B common stock and two holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.
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
Overview
We are a blank check company formed under the laws of the State of Delaware on March 24, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination.
We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement, our capital stock, debt or a combination of cash, stock and debt. We are incurring and expect to continue to incur significant costs in the pursuit of our acquisition plans, including in connection with the Proposed Transaction. We cannot assure you that our plans to complete the Proposed Transaction, or any other initial business combination, will be successful.
Proposed Transaction
Subsequent to the period covered by this report, on February 7, 2022, we entered into the Transaction Agreement with NewCo, Merger Sub, CallCo, ExchangeCo and
D-Wave
relating to the Proposed Transaction with
D-Wave.
NewCo will file with the SEC the NewCo Form
S-4
that will include a prospectus with respect to NewCo’s securities to be issued in connection with the Proposed Transaction and a proxy statement with respect to the meeting of our stockholders to vote on the Proposed Transaction. There can be no assurance as to whether or when the Proposed Transaction will be completed.
Transaction Agreement
Pursuant to the Transaction Agreement, among other things, (a) on the Closing Date, Merger Sub will merge with and into our company, with our company continuing as the surviving company after the Merger, as a result of which we will become a direct, wholly owned subsidiary of NewCo, with our stockholders receiving NewCo Common Shares in the Merger; and (b) immediately following the Merger, by means of the Plan of Arrangement, (i) CallCo will acquire a portion of the
D-Wave
Shares from certain holders in the NewCo Share Exchange, (ii) CallCo will contribute such
D-Wave
Shares to ExchangeCo in exchange for ExchangeCo Common Shares, (iii) following the NewCo Share Exchange, ExchangeCo will acquire the remaining issued and outstanding
D-Wave
Shares from the remaining holders of
D-Wave
Shares in exchange for the Exchangeable Shares and (iv) as a result of the foregoing,
D-Wave
will become a wholly-owned subsidiary of ExchangeCo. The holders of the Exchangeable Shares will have certain rights as specified in the Exchangeable Share Term Sheet, including the right to exchange Exchangeable Shares for NewCo Common Shares.

The Transaction Agreement contains customary representations and warranties, covenants and closing conditions, including, but not limited to, approval by our stockholders of the Transaction Agreement and the Proposed Transaction. The terms of the Transaction Agreement and other related ancillary agreements entered into or to be entered into in connection with the Closing of the Proposed Transaction, including those briefly described below, are summarized in more detail in our Current Report on Form
8-K
filed with the SEC on February 11, 2022 and will be summarized in greater detail in the NewCo Form
S-4
when available.
Sponsor Support Agreement
Concurrently with the execution of the Transaction Agreement, we entered into the Sponsor Support Agreement with our sponsor, NewCo and
D-Wave,
pursuant to which, among other things, our sponsor agreed to (i) vote in favor of the Transaction Agreement and the Proposed Transaction, (ii) a certain number of NewCo Common Shares becoming subject to certain vesting conditions immediately prior to, and contingent upon, the Closing, (iii) reimburse or otherwise compensate our company for certain expenses in excess of our permitted expenses under the Transaction Agreement and (iv) the forfeiture of certain founder shares.
Transaction Support Agreements
Concurrently with the execution of the Transaction Agreement, we entered into the Transaction Support Agreements with
D-Wave
and the Supporting Shareholders, pursuant to which each such Supporting Shareholder agreed to, among other things, support and vote in favor of the Company Arrangement Resolution.
PIPE Subscription Agreements
Concurrently with the execution of the Transaction Agreement, we entered into the PIPE Subscription Agreements with NewCo and the PIPE Investors, pursuant to which, among other things, each PIPE Investor subscribed to and agreed to purchase on the Closing Date, and NewCo agreed to issue and sell to each such PIPE Investor on the Closing Date, the number of PIPE Shares equal to the purchase price set forth therein, divided by $10.00 and multiplied by the Exchange Ratio, totaling $40.0 million of PIPE Shares in the aggregate, in each case, on the terms and subject to the conditions set forth therein.
Registration Rights and
Lock-Up
Agreement
At the Closing of the Proposed Transaction, NewCo, our sponsor, the other holders of founder shares and each
D-Wave
shareholder party thereto will, pursuant to the Plan of Arrangement, become parties to the Registration Rights and
Lock-Up
Agreement, pursuant to which, among other things, the Holders (a) will agree not to effect any sale or distribution of certain equity securities of NewCo held by any of them during the lock-up
period described therein and (b) will be granted certain registration rights with respect to their respective NewCo Common Shares, in each case, on the terms and subject to the conditions set forth therein.
Previously Terminated Business Combination Agreement
On May 19, 2021, we entered into the Jam City BCA with VNNA Merger Sub, Jam City and New JC LLC, relating to the then-contemplated Jam City Business Combination.
On July 23, 2021, we entered into Termination Agreement with VNNA Merger Sub, our sponsor, Jam City and New JC LLC, pursuant to which the parties agreed to mutually terminate the Jam City BCA effective as of July 23, 2021. As a result of the termination of the Jam City BCA, the Jam City BCA is void and there is no liability under the Jam City BCA on the part of any party thereto, except as set forth in the Jam City BCA, and each of the transaction agreements entered into in connection with the Jam City BCA, including, but not limited to, (i) the Sponsor Support Agreement, dated as of May 19, 2021, by and among our company, our sponsor, Jam City and New JC LLC, (ii) the Stockholder Support Agreement, dated as of May 19, 2021, by and among our company and certain stockholders of Jam City, and (iii) the subscription agreements entered into between our company and certain investors concurrently with the execution of the Jam City BCA, dated as of May 19, 2021, were automatically either terminated in accordance with their terms or of no further force and effect. Pursuant to the Termination Agreement, subject to certain exceptions, we and Jam City also agreed, on behalf of ourselves and our respective related parties, to a release of claims relating to the Jam City Business Combination. We intend to pursue the Proposed Business Combination with
D-Wave
described above.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for our initial public offering and, since our initial public offering, our activity has been limited to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest

income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination, including the Proposed Transaction.
For the year ended December 31, 2021, we had net income of $24,245,377, which consists of the change in fair value of warrant liabilities of $27,912,600, interest earned on marketable securities held in the trust account of $115,883 and unrealized gain on marketable securities held in the trust account of $8,962, offset by operating costs of $3,781,644.
For the period from March 24, 2020 (inception) through December 31, 2020, we had net loss of $27,406,287, which consisted of formation and operating costs of $343,208, change in fair value of warrant liability of $26,740,000 and transaction cost allocable to warrants of $381,556, offset by interest earned on marketable securities held in the trust account of $48,914 and unrealized gain on marketable securities held in the trust account of $9,563.
Liquidity and Capital Resources
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
For the year ended December 31, 2021, cash used in operating activities was $959,837. Net income of $24,245,377 was affected by interest earned on marketable securities held in the trust account of $115,883, an unrealized gain on marketable securities held in the trust account of $8,962, and the change in fair value of warrant liabilities of $27,912,600. Changes in operating assets and liabilities provided $2,832,231 of cash for operating activities.
For the period from March 24, 2020 (inception) through December 31, 2020, cash used in operating activities was $462,567. Net loss of $27,406,287 was affected by interest earned on marketable securities held in the trust account of $48,914, an unrealized gain on marketable securities held in the trust account of $9,563, transaction cost allocable to warrants of $381,556 and change in fair value of warrant liabilities of $26,740,000. Changes in operating assets and liabilities used $119,359 of cash.
As of December 31, 2021, we had cash and marketable securities held in the trust account of $300,183,322 (including $183,322 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the trust account.
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
As of December 31, 2021, we had cash of $124,720 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the private placement warrants, at a price of $1.00 per warrant at the option of the lender.

We will need to raise additional capital through loans or additional investments from our sponsor or an affiliate of our sponsor or certain of our directors and officers. Our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 205-40, “Basis of Presentation – Going Concern,” management has determined that the expected shortfall in working capital over the period of time between the date the financial statements are issued and our estimated initial business combination date raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of our initial business combination or the date we are required to liquidate. Based on the above factors, management determined there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of December 31, 2021.
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
The underwriter of our initial public offering is entitled to a deferred fee of $0.35 per unit sold in our initial public offering, or $10,500,000 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee was placed in the trust account and will be released to the underwriter only upon the completion of our initial business combination and (ii) the deferred fee will be waived by the underwriter in the event that we do not complete our initial business combination.
We are also party to the Transaction Agreement and related ancillary agreements, as described above.
Critical Accounting Policies and Estimates
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
Warrant Liabilities
We account for our warrants in accordance with the guidance contained in ASC
815-40
under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The private placement warrants and the public warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the public warrants from the units, the public warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.
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
Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.
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
Item 8. Financial Statements and Supplementary Data
Our financial statements and notes thereto begin on page
F-1
of this report and are incorporated herein by reference.
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
and
15d-15(e)
under the Exchange Act) as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments, as described in Note 2 of the notes to the financial statements included in Amendment No. 2 to our Annual Report on Form
10-K/A

filed with the SEC on December 21, 2021. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control Over Financial Reporting
Except as set forth below, there were no changes in our internal control over financial reporting (as defined in Rules
13a-15(f)
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
Management’s Report on Internal Control Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021, due solely to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments. Management has implemented remediation steps to improve our internal control over financial reporting, as described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
This report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our current directors and executive officers are as follows:

Name	Age	Position
Emil Michael	49	Chairman of the Board and Chief Executive Officer
Ignacio Tzoumas	47	Chief Financial Officer
Kyle Wood	45	Chief Legal Officer and Secretary
Peter Diamandis	60	Director
Denmark West	51	Director
Desiree Gruber	54	Director
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
Celularity Inc., founded in July 2017, a commercial-stage cell therapeutics company delivering allogenic cellular therapies engineered from the postpartum human placenta Dr. Diamandis is also a founder and board member of Fountain Therapeutic Services, Inc. which was formed in November 2018 to increase lifespan and optimize healthspan by harnessing regenerative medicine technologies and integrating extensive wellness solutions. In March 2020, Dr. Diamandis co-founded and
is the Vice-Chairman of Covaxx, Inc. a pharmaceutical company that has developed a
COVID-19 lgG
antibody test and a vaccine that is currently in clinical trials. Dr. Diamandis has also served as a director of three other special purpose acquisition companies, Software Acquisition Group Inc., which completed its initial public offering in November 2019 and its business combination with CuriosityStream Inc. in October 2020, Software Acquisition Group Inc. II, which completed its initial public offering in September 2020 and its business combination with Otonomo Technologies Ltd. in August 2021, and Software Acquisition Group Inc. III, which completed its initial public offering in August 2021 and announced a proposed business combination with Branded Online, Inc. (d/b/a Nogin) in February 2022.
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
Mr. West also has passion around and speaks on technology trends and financial markets. He has appeared on The Today Show, CNBC, Al Jazeera and CCTV. He also has been referenced in business books like
Stealing MySpace
, the New York Times best seller
The Facebook Effect
, and
Leapfrog:
The New Revolution for Women Entrepreneurs
. He started his career on Wall Street with Smith Barney and Goldman Sachs.
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
Peabody Award-winner Desiree Gruber has served as one of our directors since October 2020. She founded and has been the Chief Executive Officer since inception of Full Picture, a brand accelerator, content production, communications, and consulting services company now in its 22nd year, with a passion to help her clients more effectively tell their stories and launch new ideas into the world. Ms. Gruber continues to evolve her mission of shaping zeitgeist-defining moments and reimagining how brands delight and engage global audiences in her work as an entrepreneur, business strategist, and venture capitalist.

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
Ms. Atkins is a corporate governance expert with an eye for making boards a competitive asset, currently serving on the boards of Wynn Resorts, SL Green Realty and Volvo Cars. Her corporate board experience is vast and covers multiple industries including: Technology, Retail, Financial Services, Healthcare, Hospitality, Auto, CPG, Manufacturing, and Logistics. Her expertise is emphasized by her third published book
Be Board Ready: The Secrets to Landing a Board Seat and Being a Great Director
. Ms. Atkins brings an operational perspective to corporate governance which focuses on taking friction out of the consumer experience, leveraging broad contemporary knowledge of digital technology to reduce costs and driving efficiency and productivity using AI machine learning analytics to streamline processes.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of March 14, 2022, by:

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
We have based our calculation of the percentage of beneficial ownership on 37,500,000 shares of common stock outstanding on March 14, 2022, consisting of 30,000,000 shares of Class A common stock and 7,500,000 shares of Class B common stock.

	Class A Common Stock		Class B Common Stock		Approximate Percentage of Outstanding Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
CDPM Sponsor Group, LLC (2)(3)	—	—	7,252,500	96.7%	19.3%
Emil Michael (2)(3)	—	—	7,252,500	96.7%	19.3%
Ignacio Tzoumas	—	—	—	—	—
Kyle Wood	—	—	—	—	—
Peter Diamandis (2)	—	—	45,000	*	*
Denmark West (2)	—	—	37,500	*	*
Desiree Gruber (2)	—	—	37,500	*	*
All directors and executive officers as a group (six individuals)	—	—	7,372,500	98.3%	19.7%
Aristeia Capital, L.L.C. (4)	1,749,637	5.8%	—	—	4.7%
Glazer Capital, LLC (5)	1,664,691	5.5%	—	—	4.4%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o DPCM Capital, Inc., 382 NE 191 Street, #24148, Miami, FL 33179.
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

(4)
According to a Schedule 13G filed with the SEC on February 14, 2022, on behalf of Aristeia Capital, L.L.C., as investment manager with voting and investment control of securities held by one or more private investment funds. All or a portion of such reported shares may include shares underlying warrants. The business address of this stockholder is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(5)
According to a Schedule 13G filed with the SEC on February 14, 2022, on behalf of Glazer Capital, LLC (“Glazer Capital”), with respect to the shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”) and Mr. Paul J. Glazer, who serves as the Managing Member of Glazer Capital, with respect to the shares held by the Glazer Funds. The business address of this stockholder is 250 West 55th Street, Suite 30A, New York, New York 10019.

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
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account.
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
The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to the Existing Registration Rights Agreement, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements. In addition, pursuant to the Existing Registration Rights Agreement, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors.
Proposed Transaction
Concurrently with the execution of the Transaction Agreement, we entered into: (1) the Sponsor Support Agreement with our sponsor, NewCo and
D-Wave,
pursuant to which, among other things, our sponsor agreed to (i) vote in favor of the Transaction Agreement and the Proposed Transaction, (ii) a certain number of NewCo Common Shares becoming subject to certain vesting conditions immediately prior to, and contingent upon, the Closing, (iii) reimburse or otherwise compensate our company for certain expenses in excess of our permitted expenses under the Transaction Agreement and (iv) the forfeiture of certain founder shares; (2) the Transaction Support Agreements with
D-Wave
and the Supporting Shareholders, pursuant to which each such Supporting Shareholder agreed to, among other things, support and vote in favor of the Company Arrangement Resolution; and (3) the PIPE Subscription Agreements with NewCo and the PIPE Investors, pursuant to which, among other things, each PIPE Investor subscribed to and agreed to purchase on the Closing Date, and NewCo agreed to issue and sell to each such PIPE Investor on the Closing Date, the number of PIPE Shares equal to the purchase price set forth therein, divided by $10.00 and multiplied by the Exchange Ratio, totaling $40.0 million of PIPE Shares in the aggregate, in each case, on the terms and subject to the conditions set forth therein.
Additionally, at the Closing of the Proposed Transaction, NewCo, our sponsor, the other holders of founder shares and each
D-Wave
shareholder party thereto will, pursuant to the Plan of Arrangement, become parties to the Registration Rights and
Lock-Up
Agreement, pursuant to which, among other things, the Holders (a) will agree not to effect any sale or distribution of certain equity securities of NewCo held by any of them during the lock-up
period described therein and (b) will be granted certain registration rights with respect to their respective NewCo Common Shares, in each case, on the terms and subject to the conditions set forth therein. The Registration Rights and
Lock-Up
agreement would supersede the Existing Registration Rights Agreement described above.
The terms of the Transaction Agreement and other related ancillary agreements entered into or to be entered into in connection with the Closing of the Proposed Transaction, including those briefly described above, are summarized in more detail in our Current Report on Form
8-K
filed with the SEC on February 11, 2022 and will be summarized in greater detail in the NewCo Form
S-4
when available. There can be no assurance as to whether or when the Proposed Transaction will be completed.
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
Item 14. Principal Accountant Fees and Services
Marcum LLP (“Marcum”) acts as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from March 24, 2020 (inception) through December 31, 2020 totaled $108,150 and $68,865, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from March 24, 2020 (inception) through December 31, 2020.

Tax Fees
. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from March 24, 2020 (inception) through December 31, 2020.
All Other Fees
. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from March 24, 2020 (inception) through December 31, 2020.
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

Exhibit No.	Description

1.1 (1)	Underwriting Agreement, dated October 20, 2020, between the Company and UBS Securities LLC

2.1 (2)	Business Combination Agreement, dated May 19, 2021, among the Company, VNNA Merger Sub Corp., Jam City, Inc. and New Jam City, LLC

2.2 (3)	Transaction Agreement, dated February 7, 2022, among the Company, D-Wave Quantum Inc., DWSI Holdings Inc., DWSI Canada Holdings ULC, D-Wave Quantum Technologies Inc. and D-Wave Systems Inc.

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (4)	Bylaws

4.1 (4)	Specimen Unit Certificate

4.2 (4)	Specimen Class A Common Stock Certificate

4.3 (4)	Specimen Warrant Certificate

4.4 (1)	Warrant Agreement, dated October 20, 2020, between the Company and Continental Stock Transfer & Trust Company

4.5 (5)	Description of Securities

10.1 (4)	Promissory Note, dated as of April 8, 2020, issued to CDPM Sponsor Group, LLC

10.2 (4)	Founder Shares Subscription Agreement, dated June 22, 2020, between the Company and CDPM Sponsor Group, LLC

10.3(1)	Letter Agreement, dated October 20, 2020, among the Company, CDPM Sponsor Group, LLC, and each of the executive officers, directors and initial stockholders of the Company

10.4 (1)	Investment Management Trust Agreement, dated October 20, 2020, between the Company and Continental Stock Transfer & Trust Company

10.5 (1)	Registration and Stockholder Rights Agreement, dated October 20, 2020, among the Company, CDPM Sponsor Group, LLC and certain securityholders

10.6 (1)	Warrant Purchase Agreement, dated October 20, 2020, between the Company and CDPM Sponsor Group, LLC

10.7 (1)	Administrative Services Agreement, dated October 20, 2020, between the Company and CDPM Sponsor Group, LLC

Exhibit No.	Description

10.8 (4)	Form of Indemnity Agreement

10.9 (2)	Stockholder Support Agreement, dated May 19, 2021, among the Company and certain of the stockholders of Jam City, Inc.

10.10 (2)	Sponsor Support Agreement, dated May 19, 2021, among the Company, CDPM Sponsor Group, LLC, Jam City, Inc. and New Jam City, LLC

10.11 (2)	Form of Subscription Agreement for Individual Investors

10.12 (2)	Form of Subscription Agreement for Employee Individual Investors

10.13 (2)	Form of Subscription Agreement for Institutional Investors

10.14 (2)	Form of Subscription Agreement for FremantleMedia Group Ltd.

10.15 (2)	Form of Subscription Agreement for Kabam, Inc.

10.16 (2)	Form of Subscription Agreement for Josh Yguado

10.17 (6)	Termination of Business Combination Agreement, dated July 23, 2021, among the Company, VNNA Merger Sub Corp., CDPM Sponsor Group, LLC, Jam City, Inc. and New Jam City, LLC

10.18 (3)	Form of Transaction Support Agreement

10.19 (3)	Sponsor Support Agreement, dated February 7, 2022, among the Company, CDPM Sponsor Group, LLC, D-Wave Quantum Inc. and D-Wave Systems Inc.

10.20 (3)	Form of Registration Rights and Lock-Up Agreement

10.21 (3)	Form of PIPE Subscription Agreement

21.1*	List of Subsidiaries of the Company

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-39638), filed with the SEC on October 26, 2020.
(2)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-39638), filed with the SEC on May 25, 2021.
(3)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-39638), filed with the SEC on February 11, 2022.
(4)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-249274), filed with the SEC on October 2, 2020.

(5)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K (File No. 001-39638), filed with the SEC on March 31, 2021.
(6)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-39638), filed with the SEC on July 23, 2021.
Item 16. Form
10-K
Summary
Not applicable.

DPCM CAPITAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
DPCM Capital, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of DPCM Capital, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows of the year ended December 31, 2021 and for the period March 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period March 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/
S
/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020
.
New York, NY
March
14,
2022

DPCM CAPITAL, INC.
BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$124,720	$1,084,557
Prepaid expenses	176,223	389,413

Total Current Assets	300,943	1,473,970
Cash and marketable securities held in Trust Account	300,183,322	300,058,477

TOTAL ASSETS	$300,484,265	$301,532,447

LIABILITIES , REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities – Accounts payable and accrued expenses	$2,889,095	$270,054
Deferred underwriting fee payable	10,500,000	10,500,000
Warrant liabilities	10,787,400	38,700,000

Total Liabilities	24,176,495	49,470,054

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption 30,000,000 shares at redemption value	300,000,000	300,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding (excluding 30,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding	750	750
Additional paid-in capital	—	—
Accumulated deficit	(23,692,980)	(47,938,357)

Total Stockholders’ Deficit	(23,692,230)	(47,937,607)

TOTAL LIABILITIES , REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$300,484,265	$301,532,447

The accompanying notes are an integral part of the financial statements.

DPCM CAPITAL, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the period March 24, 2020 (inception) through December 31, 2020
Operating and formation costs	$3,781,644	$343,208

Loss from operations	(3,781,644)	(343,208)
Other income (expenses):
Interest earned on marketable securities held in Trust Account	115,883	48,914
Change in fair value of warrant liabilities	27,912,600	(26,740,000)
Transaction cost allocated to warrants	—	(381,556)
Unrealized gain on marketable securities held in Trust Account	8,962	9,563

Other income (expenses), net	28,037,445	(27,063,079)

Income (loss) before income taxes	24,255,801	(27,406,287)
Provision for income taxes	10,424	—

Net income (loss)	$24,245,377	$(27,406,287)

Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000	13,986,486

Basic and diluted net income (loss) per share, Class A common stock	$0.65	$(1.28)

Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	7,500,000

Basic and diluted net income (loss) per share, Class B common stock	$0.65	$(1.28)

The accompanying notes are an integral part of the financial statements.

DPCM CAPITAL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
FOR THE PERIOD MARCH 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 AND THE YEAR ENDED DECEMBER 31, 2021

	Class B Common Stock		Stock Subscription Receivable from	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	(Deficit)
Balance — March 24, 2020 (inception)	—	$—	—	$—	$—	$—
Issuance of Class B common stock to Sponsor	8,625,000	863	(25,000)	24,137	—	—
Collection of stock subscription receivable from stockholder	—	—	25,000	—	—	25,000
Proceeds in excess of fair value for Private Placement Warrants	—	—	—	2,640,000	—	2,640,000
Forfeiture of Founder Shares	(1,125,000)	(113)	—	113	—	—
Remeasurement of Class A common stock to redemption Value	—	—	—	(2,664,250)	(20,532,070)	(23,196,320)
Net loss	—	—	—	—	(27,406,287)	(27,406,287)

Balance – December 31, 2020	7,500,000	750	—	—	(47,938,357)	(47,937,607)
Net income	—	—	—	—	24,245,377	24,245,377

Balance – December 31, 2021	7,500,000	$750	—	$—	$(23,692,980)	$(23,692,230)

The accompanying notes are an integral part of the financial statements.

DPCM CAPITAL, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period March 24, 2020 through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$24,245,377	$(27,406,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(115,883)	(48,914)
Transaction cost allocatable to warrants	—	381,556
Change in fair value of warrant liabilities	(27,912,600)	26,740,000
Unrealized gain on marketable securities held in Trust Account	(8,962)	(9,563)
Changes in operating assets and liabilities:
Prepaid expenses	213,190	(389,413)
Accounts payable and accrued expenses	2,619,041	270,054

Net cash used in operating activities	(959,837)	(462,567)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(300,000,000)

Net cash used in investing activities	—	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	294,000,000
Proceeds from sale of Private Placements Warrants	—	8,000,000
Proceeds from promissory note—related party	—	250,000
Repayment of promissory note—related party	—	(250,000)
Payments of offering costs	—	(477,876)

Net cash provided by financing activities	—	301,547,124

Net Change in Cash	(959,837)	1,084,557
Cash – Beginning of period	1,084,557	—

Cash – End of period	$124,720	$1,084,557

Supplementary cash flow information:
Cash paid for income taxes	$10,424	$—

Non-Cash investing and financing activities:
Accretion for Class A common stock subject to possible redemption	$—	$23,196,320

Deferred underwriting fee payable	$—	$10,500,000

The accompanying notes are an integral part of the financial statements.

DPCM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account.
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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
Liquidity and Going Concern
As of December 31, 2021, the Company had $124,720 in its operating bank accounts, and an adjusted working capital deficit of $2,404,830, which excludes $183,322 of interest earned on the Trust Account that is available to pay franchise and income taxes payable.
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
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation – Going Concern,” management has determined that the expected shortfall in working capital over the period of time between the date these financial statement are issued and its estimated Business Combination date raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate. Based on the above factors, management determined there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company’s sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.
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

DPCM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities (as described in Note 8). Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.
Marketable Securities Held in Trust Account
At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
of the Investment Company Act. Upon the closing of the Initial Public Offering and the private placement, $300 million was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

DPCM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $16,596,320 were charged to temporary equity upon the completion of the Initial Public Offering. Transaction costs related to derivative liability incurred through the balance sheets date and directly related to the Initial Public Offering amounting to $381,556, were charged to operations upon the completion of the Initial Public Offering.
Warrant Liabilities
The Company accounts for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”)
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
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
capital and accumulated deficit.
At December 31, 2020, the Class A common stock subject to redemption reflected in the balance sheets is reconciled in the following table:

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

DPCM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
On March 27, 2020, the CARES Act was enacted in response to
COVID-19
pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization of all costs, the CARES Act did not have an impact on the financial statements.
Net Income (Loss) per Common Stock
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,000,000 shares of Class A common stock in the aggregate. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.
The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	Year Ended December 31,
	Year Ended December 31,		For the period March 24, 2020 through December 31,
	2021		2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$19,396,302	$4,849,075	$(17,839,941)	$(9,566,346)
Denominator:
Basic and diluted weighted average common stock outstanding	30,000,000	7,500,000	13,986,486	7,500,000

Basic and diluted net income (loss) per common stock	$0.65	$0.65	$(1.28)	$(1.28)

DPCM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value Measurements
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 10).
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
Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.
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

DPCM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share.
A portion
proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.
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
The Founder Shares included an aggregate of up to 1,125,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial stockholders would own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 7, 2020, the underwriter’s election to exercise its over-allotment option expired unexercised, resulting in the forfeiture of 1,125,000 shares by the Sponsor. Accordingly, there are 7,500,000 Founder Shares issued and outstanding as of December 31, 2021 and 2020.
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
Administrative Services Agreement
The Company entered into an agreement, commencing on October 20, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2021 and the period from March 24, 2020 (inception) through December 31, 2020, the Company incurred $120,000 and $20,000 for these services, respectively, of which $140,000 and $20,000 of such fees is included in accounts payable and accrued expenses in the accompanying December 31, 2021 and 2020 balance sheets, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay

DPCM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loans.
NOTE 6. COMMITMENTS AND CONTINGENCIES
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
Termination of Jam City Business Combination
On May 19, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”) with VNNA Merger Sub Corp., a Delaware corporation and the Company’s direct, wholly-owned subsidiary (“VNNA Merger Sub”), Jam City, Inc., a Delaware corporation (“Jam City”), and New Jam City, LLC, a Delaware limited liability company and indirect, wholly-owned subsidiary of Jam City (“New JC LLC”), relating to the contemplated Business Combination between the Company and Jam City (the “Jam City Business Combination”).
On July 23, 2021, the Company entered into a Termination of Business Combination Agreement (the “Termination Agreement”) with VNNA Merger Sub, the Sponsor, Jam City and New JC LLC, pursuant to which the parties agreed to mutually terminate the Business Combination Agreement effective as of July 23, 2021. As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is void and there is no liability under the Business Combination Agreement on the part of any party thereto, except as set forth in the Business Combination Agreement, and each of the transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, (i) the Sponsor Support Agreement, dated as of May 19, 2021, by and among the Company, the Sponsor, Jam City and New JC LLC, (ii) the Stockholder Support Agreement, dated as of May 19, 2021, by and among the Company and certain stockholders of Jam City, and (iii) the subscription agreements entered into between the Company and certain investors concurrently with the execution of the Business Combination Agreement, dated as of May 19, 2021, were automatically either terminated in accordance with their terms or of no further force and effect. Pursuant to the Termination Agreement, subject to certain exceptions, the Company and Jam City also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the Jam City Business Combination. The Company intends to continue to pursue a Business Combination.

DPCM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 30,000,000 shares of Class A common stock issued and outstanding, including 30,000,000 shares of Class A common stock subject to possible redemption which is presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.
Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination
. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.
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
NOTE 8. WARRANT LIABILITIES
As of December 31, 2021 and 2020, there were 10,000,000 Public Warrants and 8,000,000 Private Placement Warrants outstanding.
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

DPCM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
 A common stock equals or exceeds $10.00
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

•
if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the

30-dayperiod after written notice of redemption is given, or an exemption from registration is available.

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

DPCM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
NOTE 9 — INCOME TAX
The Company’s net deferred tax assets (liability) at December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets (liability)
Net operating loss carryforward	$25,292	$72,074
Startup/Organizational Expenses	816,763	—
Unrealized gain on marketable securities	(889)	(12,280)

Total deferred tax assets	841,166	59,794
Valuation Allowance	(841,166)	(59,794)

Deferred tax assets (liability), net	$—	$—

The income tax provision for the year ended December 31, 2021 and for the period March 24, 2020 through December 31, 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$10,424	$—
Deferred	(682,641)	(59,794)
State and Local
Current	—	—
Deferred	(98,731)	—
Change in valuation allowance	781,372	59,794

Income tax provision	$10,424	$—

As of December 31, 2021 and 2020, the Company had $106,299 and $343,209 of U.S. federal and state net operating loss carryovers available to offset future taxable income.
 Federal and
sta
te
 net operating loss
can be carried for
ward
i
ndefinitel
y.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $781,372. For the period from March 24, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $59,794.

DPCM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2021 and for the period March 24, 2020 through December 31, 2020 is as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.00%	21.0%
State taxes, net of federal tax benefit	2.79%	0.0%
Change in fair value of warrants	(27.38)%	(20.5)%
Transaction costs allocable to warrants	0.00%	(0.3)%
Business combination expense	0.46%	0.0%
True ups	0.04%	0.0%
Valuation allowance	3.13%	(0.2)%

Income tax provision	0.04%	0.0%

The Company files incom
e
 t
a
x returns in th
e
 U.S. federal jurisdiction and is subj
e
ct to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers Florida to be a significant state tax jurisdiction.
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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.
At December 31, 2021, assets held in the Trust Account were comprised of $300,182,974 in U.S. Treasury Securities and $348 in cash.

DPCM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$300,183,322	1	$300,058,477
Liabilities:
Warrant Liability – Public Warrants	1	$5,993,000	3	$21,500,000
Warrant Liability – Private Placement Warrants	2	4,794,400	3	$17,200,000
The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities in the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
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
The estimated fair value of the Level 3 Warrants was determined based upon the following significant inputs:

December 31, 2020
Exercise price	$11.50
Stock price	$10.41
Volatility	28.4%
Term	5.00
Risk-free rate	0.39%
Dividend yield	0.00%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$17,200,000	$21,500,000	$38,700,000
Change in fair value	(12,240,000)	(15,507,000)	(27,912,600)
Transfers to Level 1	—	(5,993,000)	(5,993,000)
Transfers to Level 2	(4,794,400)	—	(4,794,400)

Fair value as of December 31, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was approximately $6.0 million. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021 was approximately $4.8 million.

DPCM CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
Transaction Agreement
On February 7, 2022, the Company entered into a transaction agreement (the “Transaction Agreement”) with
D-Wave
Quantum Inc., a Delaware corporation and the Company’s direct, wholly-owned subsidiary (“NewCo”), DWSI Holdings Inc., a Delaware corporation and a direct, wholly-owned subsidiary of NewCo (“Merger Sub”), DWSI Canada Holdings ULC, a British Columbia unlimited liability company and a direct, wholly-owned subsidiary of NewCo (“CallCo”),
D-Wave
Quantum Technologies Inc., a British Columbia corporation and a direct, wholly-owned subsidiary of CallCo (“ExchangeCo”), and
D-Wave
Systems Inc., a British Columbia company
(“D-Wave”),
relating to a proposed Business Combination between the Company and
D-Wave
(the “Proposed Transaction”).
The Transaction Agreement contains customary representations and warranties, covenants and closing conditions, including, but not limited to, approval by the Company’s stockholders of the Transaction Agreement and the Proposed Transaction.
Sponsor Support Agreement
Concurrently with the execution of the Transaction Agreement, the Company entered into a sponsor support agreement with the Sponsor, NewCo and
D-Wave,
pursuant to which, among other things, the Sponsor agreed to (i) vote in favor of the Transaction Agreement and the Proposed Transaction, (ii) a certain number of NewCo common shares becoming subject to certain vesting conditions immediately prior to, and contingent upon, the closing of the Proposed Transaction, (iii) reimburse or otherwise compensate the Company for certain expenses in excess of the Company’s permitted expenses under the Transaction Agreement and (iv) the forfeiture of certain Founder Shares.
Transaction Support Agreements
Concurrently with the execution of the Transaction Agreement, the Company entered into transaction support agreements with
D-Wave
and certain
D-Wave
shareholders (collectively, the “Supporting Shareholders”), pursuant to which each such Supporting Shareholder agreed to, among other things, support and vote in favor of the Company Arrangement Resolution (as defined in the Transaction Agreement).
PIPE Subscription Agreements
Concurrently with the execution of the Transaction Agreement, the Company entered into subscription agreements with NewCo and certain investors (collectively, the “PIPE Investors”), pursuant to which, among other things, each PIPE Investor subscribed to and agreed to purchase on the date of the Closing (the “Closing Date”), and NewCo agreed to issue and sell to each such PIPE Investor on the Closing Date, the number of NewCo common shares (“PIPE Shares”) equal to the purchase price set forth therein, divided by $10.00 and multiplied by the Exchange Ratio (as defined in the Transaction Agreement), totaling $40.0 million of PIPE Shares in the aggregate, in each case, on the terms and subject to the conditions set forth therein.

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
Date: March 14, 2022
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

Signature	Title	Date
/s/ Emil Michael	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2022
Emil Michael

/s/ Ignacio Tzoumas	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2022
Ignacio Tzoumas

/s/ Peter Diamandis	Director	March 14, 2022
Peter Diamandis

/s/ Denmark West	Director	March 14, 2022
Denmark West

/s/ Desiree Gruber	Director	March 14, 2022
Desiree Gruber