Form 10-Q
period 2022-03-31
DPCM Capital, Inc.
filed 2022-05-12
CIK 1821742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May
12
, 2022, there were 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DPCM CAPITAL, INC.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
DPCM CAPITAL, INC.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$30,754	$124,720
Prepaid expenses	123,356	176,223

Total Current Assets	154,110	300,943
Cash and marketable securities held in Trust Account	300,229,704	300,183,322

TOTAL ASSETS	$300,383,814	$300,484,265

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$4,729,547	$2,889,095
Promissory note - related party	200,000	—

Total Current Liabilities	4,929,547	2,889,095
Deferred underwriting fee payable	10,500,000	10,500,000
Warrant liabilities	12,069,000	10,787,400

Total Liabilities	27,498,547	24,176,495

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 30,000,000 shares at redemption value at March 31, 2022 and December 31, 2021	300,000,000	300,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding (excluding 30,000,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(27,115,483)	(23,692,980)

Total Stockholders’ Deficit	(27,114,733)	(23,692,230)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$300,383,814	$300,484,265

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Operating and formation costs	$2,187,285	$781,872

Loss from operations	(2,187,285)	(781,872)
Other (expense) income:
Interest earned on marketable securities held in Trust Account	48,658	58,851
Change in fair value of warrant liabilities	(1,281,600)	16,120,000
Unrealized gain on marketable securities held in Trust Account	(2,276)	1,041

Other (expense) income, net	(1,235,218)	16,179,892

Net (loss) income	$(3,422,503)	$15,398,020

Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000	30,000,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.09)	$0.41

Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	7,500,000

Basic and diluted net (loss) income per share, Class B common stock	$(0.09)	$0.41

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	7,500,000	$750	$—	$(23,692,980)	$(23,692,230)
Net loss	—	—	—	—	—	(3,422,503)	(3,422,503)

Balance – March 31, 2022	—	$—	7,500,000	$750	$—	$(27,115,483)	$(27,114,733)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	7,500,000	$750	$—	$(47,938,357)	$(47,937,607)
Net income	—	—	—	—	—	15,398,020	15,398,020

Balance – March 31, 2021	—	$—	7,500,000	$750	$—	$(32,540,337)	$(32,539,587)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(3,422,503)	$15,398,020
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(39,820)	(58,851)
Change in fair value of warrant liabilities	1,281,600	(16,120,000)
Unrealized gain on marketable securities held in Trust Account	(6,562)	(1,041)
Changes in operating assets and liabilities:
Prepaid expenses	52,867	(7,451)
Accounts payable and accrued expenses	1,840,452	629,352

Net cash used in operating activities	(293,966)	(159,971)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	200,000	—

Net cash provided by financing activities	200,000	—

Net Change in Cash	(93,966)	(159,971)
Cash – Beginning of period	124,720	1,084,557

Cash – End of period	$30,754	$924,586

The accompanying notes are an integral part of the unaudited condensed financial statements.

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account.
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
MARCH 31, 2022
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
The Company will have until October 23, 2022 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the Company’s taxes. These liabilities will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Going Concern
As of March 31, 2022, the Company had $30,754 in its operating bank accounts, and an adjusted working capital deficit of $4,545,733, which excludes $229,704 of interest earned on the Trust Account that is available to pay franchise and income taxes payable.
The Company may need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors or their affiliates. The Company’s initial stockholders, officers or directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. Other than the Sponsor Affiliate Note and the Sponsor Note, in each case as described in Note 5, the Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Basis of Presentation – Going Concern,” management has determined that the expected shortfall in working capital over the period of time between the date these financial statements are issued and its estimated Business Combination date raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. Based on the above factors, management determined there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company’s Sponsor, officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, as filed with the SEC on March 15, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
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
Warrant Liabilities
The Company accounts for the Warrants in accordance with the guidance contained in ASC
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. These liabilities are subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $16,596,320 were charged to temporary equity upon the completion of the Initial Public Offering. Transaction costs related to derivative liability incurred through the balance sheet date and directly related to the Initial Public Offering amounting to $381,556, were charged to operations upon the completion of the Initial Public Offering.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
At March 31, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the condensed balance sheets is reconciled in the following table:

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
The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. During the three months ended March 31, 2022 and 2021, the Company recorded no income tax expense. The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to start-up
costs not being currently deductible, the recording of full valuation allowances on deferred tax assets and permanent differences.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,000,000 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(2,738,002)	$(684,501)	$12,318,416	$3,079,604
Denominator:
Basic and diluted weighted average common stock outstanding	30,000,000	7,500,000	30,000,000	7,500,000
Basic and diluted net (loss) income per common stock	$(0.09)	$(0.09)	$0.41	$0.41
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.
Fair Value Measurements
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 9).
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

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,000,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.
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
The Founder Shares included an aggregate of up to 1,125,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial stockholders would own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 7, 2020, the underwriter’s election to exercise its over-allotment option expired unexercised, resulting in the forfeiture of 1,125,000 shares by the Sponsor. Accordingly, there are 7,500,000 Founder Shares issued and outstanding as of March 31, 2022 and December 31, 2021.
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

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Administrative Services Agreement
The Company entered into an agreement, commencing on October 20, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000

in fees for these services. As of March 31, 2022 and December 31, 2021, there were $170,000 and $140,000 included in accounts payable and accrued expenses in the accompanying balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing and as set forth below, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.
The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.
On February 28, 2022, the Sponsor issued an unsecured promissory note of up to $1,000,000 to an affiliate of the Sponsor (the “Sponsor Affiliate Note”), in connection with providing the Company with additional working capital. The Sponsor Affiliate Note is not convertible and bears no interest. The Sponsor Affiliate Note is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date that the winding up of the Company is effective. As of March 31, 2022, the Sponsor had borrowed a total of $200,000 under the Sponsor Affiliate Note, which amount was delivered to the Company for its working capital needs.
On April 13, 2022, the Company issued an unsecured promissory note of up to $1,000,000 to the Sponsor (the “Sponsor Note”), of which $220,000 was funded by the Sponsor upon execution of the Sponsor Note, in connection with providing the Company with additional working capital. The Sponsor Note is not convertible and bears no interest. The Sponsor Note is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date that the winding up of the Company is effective.
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
MARCH 31, 2022
(Unaudited)

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
D-Wave
(the “Proposed Transaction”).
In connection with the Proposed Transaction, NewCo filed a registration statement on Form S-4 (File No. 333-263573) with the SEC on March 15, 2022 (the “NewCo Form S-4”) that includes a preliminary prospectus with respect to NewCo’s securities to be issued in connection with the Proposed Transaction and a preliminary proxy statement with respect to the meeting of the Company’s stockholders to vote on the Proposed Transaction. There can be no assurance as to whether or when the Proposed Transaction will be completed.
Pursuant to the Transaction Agreement, among other things, (a) on the date of the closing of the Proposed Transaction (the “Closing”, and such date, the “Closing Date”), Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving company after the Merger, as a result of which the Company will become a direct, wholly owned subsidiary of NewCo, with the Company’s stockholders receiving shares of NewCo common stock, par value $0.01 per share (“NewCo Common Shares”), in the Merger; and (b) immediately following the Merger, by means of a statutory plan of arrangement under the
Business Corporations
Act
(British Columbia) (the “Plan of Arrangement”), (i) CallCo will acquire a portion of the issued and outstanding share capital of D-Wave (“D-Wave Shares”) from certain holders in exchange for NewCo Common Shares (the “NewCo Share Exchange”), (ii) CallCo will contribute such D-Wave Shares to ExchangeCo in exchange for shares of ExchangeCo’s non-par value common stock (“ExchangeCo Common Shares”), (iii) following the NewCo Share Exchange, ExchangeCo will acquire the remaining issued and outstanding D-Wave Shares from the remaining holders of D-Wave Shares in exchange for the exchangeable shares in the capital of ExchangeCo (the “Exchangeable Shares”) and (iv) as a result of the foregoing, D-Wave will become a wholly-owned subsidiary of ExchangeCo. The holders of the Exchangeable Shares will have certain rights as specified in the Exchangeable Share Term Sheet (as defined in the Transaction Agreement), including the right to exchange Exchangeable Shares for NewCo Common Shares.
The Proposed Transaction is structured to provide the public stockholders that do not redeem their Public Shares with a pro rata right to a pool of an additional 5,000,000 NewCo Common Shares, subject to a redemption cap of 63.3%. None of the holders of the Founder Shares will get the benefit of such additional shares. Upon the Closing, the public stockholders that do not elect to redeem their Public Shares in connection with the Proposed Transaction will receive a number of NewCo Common Shares for each Public Share equal to the to the lower of: (A) 1.4541326; and (B) (1) (x) the Post-Redemption DPCM Share Number (as defined below), plus (y) 5,000,000 divided by (2) the Post-Redemption DPCM Share Number (the lower of (A) and (B), the “Exchange Ratio”). Additionally, upon the Closing, all of the Company’s outstanding warrants will be converted into the right to receive warrants of NewCo (“NewCo Warrants”). Each such NewCo Warrant will be exercisable for a number of NewCo Common Shares equal to the Exchange Ratio, at any time commencing 30 days after the Closing. As used herein, the “Post-Redemption DPCM Share Number” means the aggregate number of shares of the Company’s Class A common stock outstanding (other than any Excluded Shares (as defined in the Transaction Agreement)) at the Closing after giving effect to any redemptions by public stockholders.
The Transaction Agreement contains customary representations and warranties, covenants and closing conditions, including, but not limited to, approval by the Company’s stockholders of the Transaction Agreement and the Proposed Transaction. The terms of the Transaction Agreement and other related ancillary agreements entered into or to be entered into in connection with the Closing of the Proposed Transaction, including those briefly described below, are summarized in more detail in the NewCo Form S-4.
Sponsor Support Agreement
Concurrently with the execution of the Transaction Agreement, the Company entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Sponsor, NewCo and
D-Wave,
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
Pursuant to the terms of the Sponsor Support Agreement, immediately prior to the Closing, the Sponsor has agreed to forfeit 1,196,663 Founder Shares, and to potentially forfeit an additional 906,563 Founder Shares depending on the Proposed Transaction-related expenses and amount of redemptions by public stockholders in connection with the Proposed Transaction. The Sponsor will also subject 1,813,125 NewCo Common Shares (the “Earn-out Shares”) it receives in the Proposed Transaction to an earn-out based on the price of the NewCo Common Shares following the Closing, as follows: if, at any time during the period following the Closing and expiring on the fifth anniversary of the Closing Date, the last reported sales price of the NewCo Common Shares equals or exceeds an amount equal to (x)(1) $10.00 divided by (2) the Exchange Ratio multiplied by (y)
1.2
, for any 20 trading days within any 30-trading day period, the Earn-out Shares will automatically vest and no longer be subject to forfeiture pursuant to the Sponsor Support Agreement.
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
PIPE Subscription Agreements
Concurrently with the execution of the Transaction Agreement, the Company entered into subscription agreements with NewCo and certain investors (collectively, the “PIPE Investors”), pursuant to which, among other things, each PIPE Investor subscribed to and agreed to purchase on the date of the closing of the Proposed Transaction (the “Closing Date”), and NewCo agreed to issue and sell to each such PIPE Investor on the Closing Date, the number of NewCo common shares (“PIPE Shares”) equal to the purchase price set forth therein, divided by $10.00 and multiplied by the Exchange Ratio (as defined in the Transaction Agreement), totaling $40.0 million of PIPE Shares in the aggregate, in each case, on the terms and subject to the conditions set forth therein.
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 30,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which is presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding.
Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
NOTE 8. WARRANT LIABILITIES
As of March 31, 2022 and December 31, 2021, there were 10,000,000 Public Warrants and 8,000,000 Private Placement Warrants outstanding.
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

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial
assets and liabilities that arere-measured and reported at fair value at least annually.
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
At March 31, 2022, assets held in the Trust Account were comprised of $300,277,909 in U.S. Treasury Securities and $1,795 in cash.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$300,229,704	1	$300,183,322
Liabilities:
Warrant Liability – Public Warrants	1	$6,705,000	1	$5,993,000
Warrant Liability – Private Placement Warrants	2	5,364,000	2	$4,794,400
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

DPCM CAPITAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On April 13, 2022, the Company issued an unsecured promissory note of up to $1,000,000 to the Sponsor, of which $220,000 was funded by the Sponsor upon execution of the Sponsor Note, in connection with providing the Company with additional working capital. The Sponsor Note is not convertible and bears no interest. The Sponsor Note is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date that the winding up of the Company is effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to DPCM Capital, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CDPM Sponsor Group, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Transaction (as defined and described below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Transaction are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Company’s Annual Report on Form
10-K
filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2022 (the “Form
10-K”).
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
We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (“Initial Public Offering”) and the sale of the private placement warrants (the “Private Placement Warrants”) that occurred simultaneously with the completion of the Initial Public Offering (the “Private Placement”), our capital stock, debt or a combination of cash, stock and debt. We are incurring and expect to continue to incur significant costs in the pursuit of our acquisition plans, including in connection with the Proposed Transaction. We cannot assure you that our plans to complete the Proposed Transaction, or any other initial Business Combination, will be successful.
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
D-Wave
(the “Proposed Transaction”).
In connection with the Proposed Transaction, NewCo filed a registration statement on Form
S-4
(File
No. 333-263573)
with the SEC on March 15, 2022 (the “NewCo Form
S-4”)
that includes a preliminary prospectus with respect to NewCo’s securities to be issued in connection with the Proposed Transaction and a preliminary proxy statement with respect to the meeting of our stockholders to vote on the Proposed Transaction. There can be no assurance as to whether or when the Proposed Transaction will be completed.
Transaction Agreement
Pursuant to the Transaction Agreement, among other things, (a) on the date of the closing of the Proposed Transaction (the “Closing”, and such date, the “Closing Date”), Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving company after the Merger, as a result of which we will become a direct, wholly owned subsidiary of NewCo, with our stockholders receiving shares of NewCo common stock, par value $0.01 per share (“NewCo Common Shares”), in the Merger; and (b) immediately following the Merger, by means of a statutory plan of arrangement under the
Business Corporations Act
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
D-Wave
Shares from the remaining holders of
D-Wave
Shares in exchange for the exchangeable shares in the capital of ExchangeCo (the “Exchangeable Shares”) and (iv) as a result of the foregoing,
D-Wave
will become a wholly-owned subsidiary of ExchangeCo. The holders of the Exchangeable Shares will have certain rights as specified in the Exchangeable Share Term Sheet (as defined in the Transaction Agreement), including the right to exchange Exchangeable Shares for NewCo Common Shares.
The Proposed Transaction is structured to provide our public stockholders that do not redeem their shares of our Class A common stock with a pro rata right to a pool of an additional 5,000,000 NewCo Common Shares, subject to a redemption cap of 63.3%. None of the holders of the Founder Shares (as defined below) will get the benefit of such additional shares. Upon the Closing, the public stockholders that do not elect to redeem their shares of our Class A common stock in connection with the Proposed Transaction will receive a number of NewCo Common Shares for each share of Class A common stock equal to the to the lower of: (A) 1.4541326; and (B) (1) (x) the Post-Redemption DPCM Share Number (as defined below), plus (y) 5,000,000 divided by (2) the Post-Redemption DPCM Share Number (the lower of (A) and (B), the “Exchange Ratio”). Additionally, upon the Closing, all of our outstanding warrants will be converted into the right to receive warrants of NewCo (“NewCo Warrants”). Each such NewCo Warrant will be exercisable for a number of NewCo Common Shares equal to the Exchange Ratio, at any time commencing 30 days after the Closing. As used herein, the “Post-Redemption DPCM Share Number” means the aggregate number of shares of our Class A common stock outstanding (other than any Excluded Shares (as defined in the Transaction Agreement)) at the Closing after giving effect to any redemptions by our public stockholders.

The Transaction Agreement contains customary representations and warranties, covenants and closing conditions, including, but not limited to, approval by our stockholders of the Transaction Agreement and the Proposed Transaction. The terms of the Transaction Agreement and other related ancillary agreements entered into or to be entered into in connection with the Closing of the Proposed Transaction, including those briefly described below, are summarized in more detail in the NewCo Form
S-4.
Sponsor Support Agreement
Concurrently with the execution of the Transaction Agreement, we entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Sponsor, NewCo and
D-Wave,
pursuant to which, among other things, the Sponsor agreed to (i) vote in favor of the Transaction Agreement and the Proposed Transaction, (ii) a certain number of NewCo Common Shares becoming subject to certain vesting conditions immediately prior to, and contingent upon, the Closing, (iii) reimburse or otherwise compensate the Company for certain expenses in excess of our permitted expenses under the Transaction Agreement and (iv) the forfeiture of certain Founder Shares.
Pursuant to the terms of the Sponsor Support Agreement, immediately prior to the Closing, the Sponsor has agreed to forfeit 1,196,663 Founder Shares, and to potentially forfeit an additional 906,563 Founder Shares depending on the Proposed Transaction-related expenses and amount of redemptions by our public stockholders in connection with the Proposed Transaction. The Sponsor will also subject 1,813,125 NewCo Common Shares (the “Earn-out Shares”) it receives in the Proposed Transaction to an earn-out based on the price of the NewCo Common Shares following the Closing, as follows: if, at any time during the period following the Closing and expiring on the fifth anniversary of the Closing Date, the last reported sales price of the NewCo Common Shares equals or exceeds an amount equal to (x)(1) $10.00 divided by (2) the Exchange Ratio multiplied by (y) 1.2, for any 20 trading days within any 30-trading day period, the Earn-out Shares will automatically vest and no longer be subject to forfeiture pursuant to the Sponsor Support Agreement.
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
PIPE Subscription Agreements
Concurrently with the execution of the Transaction Agreement, we entered into subscription agreements with NewCo and certain investors (collectively, the “PIPE Investors”), pursuant to which, among other things, each PIPE Investor subscribed to and agreed to purchase on the Closing Date, and NewCo agreed to issue and sell to each such PIPE Investor on the Closing Date, the number of NewCo Common Shares (“PIPE Shares”) equal to the purchase price set forth therein, divided by $10.00 and multiplied by the Exchange Ratio (as defined in the Transaction Agreement), totaling $40.0 million of PIPE Shares in the aggregate, in each case, on the terms and subject to the conditions set forth therein.
Registration Rights and
Lock-Up
Agreement
At the Closing of the Proposed Transaction, NewCo, the Sponsor, the other holders of Founder Shares and each
D-Wave
shareholder party thereto will, pursuant to the Plan of Arrangement, become parties to a registration rights and lock-up
agreement, pursuant to which, among other things, each of the Sponsor, the other holders of Founder Shares and such
D-Wave
shareholders (a) will agree not to effect any sale or distribution of certain equity securities of NewCo held by any of them during the lock-up
period described therein and (b) will be granted certain registration rights with respect to their respective NewCo Common Shares, in each case, on the terms and subject to the conditions set forth therein.

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, since the Initial Public Offering, our activity has been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders in connection with the Initial Public Offering (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination, including the Proposed Transaction.
For the three months ended March 31, 2022, we had net loss of $3,422,503, which consists of changes in fair value of warrant liabilities of $1,281,600 and operating costs of $2,187,285, offset by interest earned on marketable securities held in the Trust Account of $48,658 and an unrealized loss on marketable securities held in the Trust Account of $2,276.
For the three months ended March 31, 2021, we had net income of $15,398,020, which consists of the change in fair value of warrant liabilities of $16,120,000, an unrealized gain on marketable securities held in the Trust Account of $1,041, and interest earned on marketable securities held in the Trust Account of $58,851, offset by operating costs of $781,872.
Liquidity and Capital Resources
Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock, par value $0.0001 per share (“Founder Shares”), by the Sponsor and loans from the Sponsor.
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
For the three months ended March 31, 2022, cash used in operating activities was $293,966. Net loss of $3,422,503 was affected by interest earned on marketable securities held in the Trust Account of $48,658, an unrealized loss on marketable securities held in the Trust Account of $2,276, and the change in fair value of warrant liabilities of $1,281,600. Changes in operating assets and liabilities provided $1,893,319 of cash for operating activities.
For the three months ended March 31, 2021, cash used in operating activities was $159,971. Net income of $15,398,020 was affected by interest earned on marketable securities held in the Trust Account of $58,851, unrealized gain on marketable securities held in the Trust Account of $1,041, and the change in fair value of warrant liabilities of $16,120,000. Changes in operating assets and liabilities provided $621,901 of cash for operating activities.
As of March 31, 2022, we had marketable securities held in the Trust Account of $300,229,704 (including $46,382 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.
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
As of March 31, 2022, we had cash of $30,754 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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
On February 28, 2022, the Sponsor issued an unsecured promissory note of up to $1,000,000 to an affiliate of the Sponsor (the “Sponsor Affiliate Note”), in connection with providing us with additional working capital. The Sponsor Affiliate Note is not convertible and bears no interest. The Sponsor Affiliate Note is due and payable upon the earlier of the date on which we consummate our initial Business Combination or the date that the winding up of the Company is effective. As of March 31, 2022, the Sponsor had borrowed a total of $200,000 under the Sponsor Affiliate Note, which amount was delivered to us for our working capital needs.
Subsequent to the period covered by this Quarterly Report, on April 13, 2022, we issued an unsecured promissory note of up to $1,000,000 to the Sponsor (the “Sponsor Note”), of which $220,000 was funded by the Sponsor upon execution of the Sponsor Note, in connection with providing us with additional working capital. The Sponsor Note is not convertible and bears no interest. The Sponsor Note is due and payable upon the earlier of the date on which we consummate our initial Business Combination or the date that the winding up of the Company is effective.
We may need to raise additional capital through loans or additional investments from the Sponsor or an affiliate of the Sponsor or certain of our directors and officers. The Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. Other than the Sponsor Affiliate Note and the Sponsor Note described above, we cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Basis of Presentation – Going Concern,” management has determined that the expected shortfall in working capital over the period of time between the date the financial statements are issued and our estimated initial Business Combination date raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of our initial Business Combination or the date we are required to liquidate. Based on the above factors, management determined there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. The Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022.
Contractual Obligations
Other than the Sponsor Affiliate Note and the Sponsor Note described above, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on October 20, 2020 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.
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
Warrant Liabilities
We account for our warrants in accordance with the guidance contained in ASC
815-40
under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. These liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the public warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the public warrants from the Units, the public warrant quoted market price was used as the fair value as of each relevant date.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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
which simplifies accounting for convertible instruments by removing major separation models required under current accounting principles generally accepted in the United States of America (“GAAP”). ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments, as described in Note 2 of the notes to the financial statements included in Amendment No. 2 to our Annual Report on Form
10-K/A
filed with the SEC on December 21, 2021. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control Over Financial Reporting
Except as set forth below, there were no changes in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the fiscal quarter of 2022 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Form
10-K.
Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form
10-K,
except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. For information regarding risk factors related to the Proposed Transaction, see the “Risk Factors” section of the NewCo Form
S-4.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act of 1940, as amended. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 22, 2020, we issued 5,750,000 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On August 18, 2020, the Sponsor transferred an aggregate of 80,000 Founder Shares to our independent directors for their original purchase price. Subsequently, on August 27, 2020, the Sponsor transferred an aggregate of 70,000 Founder Shares to certain of our special advisors for their original purchase price. On October 2, 2020, we effected a stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 7,187,500 Founder Shares. Following such dividend, on October 2, 2020, the Sponsor transferred 18,750 Founder Shares to one of our special advisors for their original purchase price. On October 20, 2020, we effected a further stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 8,625,000 Founder Shares. On December 7, 2020, the underwriter’s over-allotment option expired unexercised, resulting in the forfeiture of 1,125,000 shares by the Sponsor and our initial stockholders holding an aggregate of 7,500,000 Founder Shares. No underwriting discounts or commissions were paid with respect to such issuances.

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
UBS Securities LLC acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form
S-1(File
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

2.1 (1)	Transaction Agreement, dated February 7, 2022, among the Company, D-Wave Quantum Inc., DWSI Holdings Inc., DWSI Canada Holdings ULC, D-Wave Quantum Technologies Inc. and D-Wave Systems Inc.

3.1 (2)	Amended and Restated Certificate of Incorporation

3.2 (3)	Bylaws

10.1 (1)	Form of Transaction Support Agreement

10.2 (1)	Sponsor Support Agreement, dated February 7, 2022, among the Company, CDPM Sponsor Group, LLC, D-Wave Quantum Inc. and D-Wave Systems Inc.

10.3 (1)	Form of Registration Rights and Lock-Up Agreement

10.4 (1)	Form of PIPE Subscription Agreement

10.5*	Promissory Note, dated as of April 13, 2022, issued to CDPM Sponsor Group, LLC

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 11, 2022 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 26, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on October 2, 2020 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPCM CAPITAL, INC.

Date: May 12, 2022	By:	/s/ Emil Michael
	Name:	Emil Michael
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Ignacio Tzoumas
	Name:	Ignacio Tzoumas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)