Form 10-Q
period 2022-06-30
DPCM Capital, Inc.
filed 2022-08-15
CIK 1821742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
(305)857-5086
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of August 15, 2022, there
were 100
shares of common stock, par value
$
0.01
per share, issued and outstanding.

DPCM CAPITAL, INC.
FORM10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DPCM CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$77,404	$124,720
Prepaid expenses	70,489	176,223

Total Current Assets	147,893	300,943
Cash and marketable securities held in Trust Account	300,626,900	300,183,322

TOTAL ASSETS	$300,774,793	$300,484,265

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$5,291,532	$2,889,095
Income taxes payable	19,801	—
Promissory note—related party	420,000	—

Total Current Liabilities	5,731,333	2,889,095
Deferred underwriting fee payable	—	10,500,000
Warrant liabilities	6,300,000	10,787,400

Total Liabilities	12,031,333	24,176,495

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 30,000,000 shares at redemption value at June 30, 2022 and December 31, 2021	300,114,082	300,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding (excluding 30,000,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	750	750
Additional paid-in capital	10,151,418	—
Accumulated deficit	(21,522,790)	(23,692,980)

Total Stockholders’ Deficit	(11,370,622)	(23,692,230)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$300,774,793	$300,484,265

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DPCM CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating and formation costs	$788,202	$699,331	$2,975,487	$1,481,203

Loss from operations	(788,202)	(699,331)	(2,975,487)	(1,481,203)
Other income (expense):
Interest earned on marketable securities held in Trust Account	378,382	12,697	427,040	71,548
Change in fair value of warrant liabilities	5,769,000	(640,000)	4,487,400	15,480,000
Reduction of deferred underwriting fee	234,500	—	234,500	—
Unrealized gain (loss) on marketable securities held in Trust Account	18,814	(7,324)	16,538	(6,283)

Other income (expense), net	6,400,696	(634,627)	5,165,478	15,545,265
Income (loss) before provision for income taxes	5,612,494	(1,333,958)	2,189,991	14,064,062
Provision for income taxes	(19,801)	—	(19,801)	—

Net income (loss)	$5,592,693	$(1,333,958)	$2,170,190	$14,064,062

Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000	30,000,000	30,000,000	30,000,000

Basic and diluted net (loss) income per share, Class A common stock	$0.15	$(0.04)	$0.06	$0.38

Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	7,500,000	7,500,000	7,500,000

Basic and diluted net (loss) income per share, Class B common stock	$0.15	$(0.04)	$0.06	$0.38

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DPCM CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	7,500,000	$750	$—	$(23,692,980)	$(23,692,230)
Net loss	—	—	—	—	—	(3,422,503)	(3,422,503)

Balance – March 31, 2022	—	$—	7,500,000	$750	$—	$(27,115,483)	$(27,114,733)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(114,082)	—	(114,082)
Reduction of deferred underwriting fee	—	—	—	—	10,265,500	—	10,265,500
Net income	—	—	—	—	—	5,592,693	5,592,693

Balance – June 30, 2022	—	$—	7,500,000	$750	$10,151,418	$(21,522,790)	$(11,370,622)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	7,500,000	$750	$—	$(47,938,357)	$(47,937,607)
Net income	—	—	—	—	—	15,398,020	15,398,020

Balance – March 31, 2021	—	$—	7,500,000	$750	$—	$(32,540,337)	$(32,539,587)
Net loss	—	—	—	—	—	(1,333,958)	(1,333,958)

Balance – June 30, 2021	—	$—	7,500,000	$750	$—	$(33,874,295)	$(33,873,545)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DPCM CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,170,190	$14,064,062
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(427,040)	(71,548)
Change in fair value of warrant liabilities	(4,487,400)	(15,480,000)
Unrealized (gain) loss on marketable securities held in Trust Account	(16,538)	6,283
Reduction of deferred underwriting fee	(234,500)	—
Changes in operating assets and liabilities:
Prepaid expenses	105,734	48,970
Income taxes payable	19,801	—
Accounts payable and accrued expenses	2,402,437	701,110

Net cash used in operating activities	(467,316)	(731,123)

Cash Flows from Financing Activities:
Proceeds from promissory note—related party	420,000	—

Net cash provided by financing activities	420,000	—

Net Change in Cash	(47,316)	(731,123)
Cash – Beginning of period	124,720	1,084,557

Cash – End of period	$77,404	$353,434

Non-cash investing and financing activities:
Reduction of deferred underwriting fee	(10,265,500)	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DPCM CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
DPCM Capital, Inc. (the “Company”) was a blank check company incorporated in Delaware on March 24, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).
Although the Company was not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company focused on businesses in the technology sector. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and consummating the Transaction, as defined and described in Note 6.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. On August 5, 2022 (the “Closing Date”), the Company consummated the previously announced Transaction, as described in Note 6.

DPCM CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The Company provided its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination. On August 2, 2022, stockholders holding 29,097,787 shares of Class A Common Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $291,365,553.22 (approximately $
10.01
per share) will be removed from the Company’s Trust Account to pay such stockholders. There were no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

DPCM CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Liquidity and Going Concern
As of June 30, 2022, the Company had $77,404 in its operating bank accounts, and an adjusted working capital deficit of $5,070,622, which excludes $301,160 of interest earned on the Trust Account that is available to pay franchise and income taxes payable and $211,658 of franchise taxes paid from the operating account which are reimbursable with the interest earned on the Trust Account.
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
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation—Going Concern”, management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be one year from the issuance of these financial statements. On August 5, 2022, the Company consummated the Transaction, and the uncertainty of the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities.
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
for the fiscal year ended December 31, 2021, as filed with the SEC on March 15, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

DPCM CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Cash and marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of
Rule2a-7of
the Investment Company Act. Upon the closing of the Initial Public Offering and the private placement, $300 million was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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

DPCM CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the consolidated statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to

$
16,596,320
were charged to temporary equity upon the completion of the Initial Public Offering. Transaction costs related to derivative liability incurred through the consolidated balance sheet date and directly related to the Initial Public Offering amounting to

$
381,556
,
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
capital and accumulated deficit.
At June 30, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	$(6,600,000)
Class A common stock issuance costs	$(16,596,320)
Plus:
Accretion of carrying value to redemption value	$23,196,320

Class A common stock subject to possible redemption at December 31, 2021 and March 31, 2022	$300,000,000
Plus:
Remeasurement of carrying value to redemption value	$114,082

Class A common stock subject to possible redemption at June 30, 2022	$300,114,082

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
ASC
740-270-25-2
requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC
740-270-30-5.
Our effective tax rate was 0.35% and 0% for the three months ended June 30, 2022 and 2021, respectively, and 0.90% and 0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months..

DPCM CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,000,000 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$4,474,154	$1,118,539	$(1,067,166)	$(266,792)	$1,736,152	$434,038	$11,251,250	$2,812,812
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000	30,000,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income (loss) per common stock	$0.15	$0.15	$(0.04)	$(0.04)	$0.06	$0.06	$0.38	$0.38
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed consolidated balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 9).
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

DPCM CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options
(Subtopic470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.
ASU2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.
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
There were no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.
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
The Founder Shares included an aggregate of up to 1,125,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial stockholders would own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 7, 2020, the underwriter’s election to exercise its over-allotment option expired unexercised, resulting in the forfeiture of 1,125,000 shares by the Sponsor. Accordingly, there are 7,500,000 Founder Shares issued and outstanding as of June 30, 2022 and December 31, 2021.
The initial stockholders have agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned or sold until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their common stock for cash, securities or other property.

DPCM CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Administrative Services Agreement
The Company entered into an agreement, commencing on October 20, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively. support. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services, respectively. As of June 30, 2022 and December 31, 2021, there were $200,000 and $140,000 of administrative fees included in accounts payable and accrued expenses in the accompanying balance sheets, respectively.
Related Party Loans
On
February 28, 2022, the Sponsor issued an unsecured promissory note of up to $1,000,000 to an affiliate of the Sponsor (the “Sponsor Affiliate Note”), in connection with providing the Company with additional working capital. The Sponsor Affiliate Note is not convertible and bears no interest. The Sponsor Affiliate Note is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date that the winding up of the Company is effective. As of June 30, 2022, the Sponsor had borrowed a total of $200,000 under the Sponsor Affiliate Note, which amount was delivered to the Company for its working capital needs.
On April 13, 2022, the Company issued an unsecured promissory note of up to $1,000,000 to the Sponsor (the “Sponsor Note”), of which $220,000 was funded by the Sponsor upon execution of the Sponsor Note, in connection with providing the Company with additional working capital. The Sponsor Note is not convertible and bears no interest. The Sponsor Note is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date that the winding up of the Company is effective. As of June 30, 2022 the Company had borrowed a total of $220,000 under the Sponsor Note.
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
Underwriting Agreement
The underwriter
was
entitled to a deferred fee of $0.35 per Unit, or $10,500,000 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee was placed in the Trust Account and was to
be released to the underwriter only upon the completion of a Business Combination and (ii) the deferred fee would have been
waived by the underwriter in the event that the Company
did
not complete a Business Combination.
On June 15, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $10,500,000 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction.

As a result, the Company recognized $234,500 of income and $10,265,500 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee in the accompanying condensed financial statements. As of June 30, 2022 and December 31, 2021, the deferred underwriting fee payable is $0 and $10,500,000, respectively.

DPCM CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Transaction Agreement
On February 7, 2022, the Company entered into a transaction agreement (as amended, the “Transaction Agreement”) with
D-Wave
Quantum Inc., a Delaware corporation and the Company’s direct, wholly-owned subsidiary (“NewCo”), DWSI Holdings Inc., a Delaware corporation and a direct, wholly-owned subsidiary of NewCo (“Merger Sub”), DWSI Canada Holdings ULC, a British Columbia unlimited liability company and a direct, wholly-owned subsidiary of NewCo (“CallCo”),-
D-Wave
Quantum Technologies Inc., a British Columbia corporation and a direct, wholly-owned subsidiary of CallCo (“ExchangeCo”), and
D-Wave
Systems Inc., a British Columbia
company(“D-Wave”),relating
to a proposed Business Combination between the Company and
D-Wave(the
“Transaction”).
In connection with the Transaction, NewCo filed a registration statement on Form
S-4
(File
No. 333-263573)
with the SEC on March 15, 2022 (the “NewCo Form
S-4”)
that included a preliminary prospectus with respect to NewCo’s securities to be issued in connection with the Transaction and a preliminary proxy statement with respect to the meeting of the Company’s stockholders to vote on the Transaction (the “Special Meeting”). On July 13, 2022, the NewCo Form S-4 was declared effective by the SEC and the Company subsequently filed the definitive proxy statement/prospectus (the “Definitive Proxy Statement/Prospectus”) with the SEC. On August 5, 2022, the Company, NewCo, Merger Sub, CallCo, ExchangeCo, and D-Wave consummated the Transaction, following the approval of the Company’s stockholders at the Special Meeting held on August 2, 2022.
Pursuant to the Transaction Agreement, among other things, (a) on the date of the closing of the Transaction (the “Closing”, and such date, the “Closing Date”), Merger Sub merged with and into the Company (the “Merger”), with the Company continuing as the surviving company after the Merger, as a result of which the Company has become a direct, wholly owned subsidiary of NewCo, with the Company’s stockholders receiving shares of NewCo common stock, par value
$0.01
per share (“NewCo Common Shares”), in the Merger; and (b) immediately following the Merger, by means of a statutory plan of arrangement under the
Business Corporations Act
(British Columbia) (the “Plan of Arrangement”), (i) CallCo acquired a portion of the issued and outstanding share capital of
D-Wave
(“D-Wave
Shares”) from certain holders in exchange for NewCo Common Shares (the “NewCo Share Exchange”), (ii) CallCo contributed such
D-Wave
Shares to ExchangeCo in exchange for shares of ExchangeCo’s
non-par
value common stock (“ExchangeCo Common Shares”), (iii) following the NewCo Share Exchange, ExchangeCo acquired the remaining issued and outstanding
D-Wave
Shares from the remaining holders of
D-Wave
Shares in exchange for the exchangeable shares in the capital of ExchangeCo (the “Exchangeable Shares”) and (iv) as a result of the foregoing,
D-Wave
became a wholly-owned subsidiary of ExchangeCo. The holders of the Exchangeable Shares has certain rights as specified in the Exchangeable Share Term Sheet (as defined in the Transaction Agreement), including the right to exchange Exchangeable Shares for NewCo Common Shares.
The Transaction
was
structured to provide the public stockholders that
did
not redeem their Public Shares with a pro rata right to a
pool of up to an
additional 5,000,000 NewCo Common Shares. None of the holders of the Founder Shares received
the benefit of such additional shares. Upon the Closing, the public stockholders that did
not elect to redeem their Public Shares in connection with the Transaction received 1.4541326
NewCo Common Shares for each Public Share
(
the “Exchange Ratio”). Additionally, upon the Closing, all of the Company’s outstanding warrants were
converted into the right to receive warrants of NewCo (“NewCo Warrants”). Each such NewCo Warrant is
exercisable for
1.4541326
NewCo Common Shares, at any time commencing 30 days after the Closing.
The terms of the Transaction Agreement and other related ancillary agreements, including those briefly described below, are summarized in more detail in the Definitive Proxy Statement/Prospectus.
Sponsor Support Agreement
Concurrently with the execution of the Transaction Agreement, the Company entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Sponsor, NewCo and
D-Wave,
pursuant to which, among other things, the Sponsor agreed to (i) vote in favor of the Transaction Agreement and the Transaction, (ii) a certain number of NewCo common shares becoming subject to certain vesting conditions immediately prior to, and contingent upon, the closing of the Transaction, (iii) reimburse or otherwise compensate the Company for certain expenses in excess of the Company’s permitted expenses under the Transaction Agreement and (iv) the forfeiture of certain Founder Shares.

DPCM CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

On June 16, 2022, the Sponsor, the Company, NewCo and D-Wave entered into the Amended and Restated Sponsor Support Agreement (the “A&R SSA”). Pursuant to the A&R SSA, the parties thereto agreed to amend and restate the Sponsor Support Agreement dated as of February 7, 2022 (the “Original SSA”) to, among other things, (i) vote in favor of the Transaction Agreement and the Transaction, (ii) reimburse or otherwise compensate the Company for an aggregate amount of fees, expenses, commissions or other amounts incurred by or on behalf of, or otherwise payable (and not otherwise expressly allocated to D-Wave or any of its subsidiaries or any holder of D-Wave shares, D-Wave options or D-Wave warrants pursuant to the terms of the Transaction Agreement or any ancillary document), whether or not due, by the parties in connection with the negotiation, preparation or execution of the Transaction Agreement or any ancillary documents, the performance of its covenants or agreements in the Transaction Agreement or any ancillary document or the consummation of the Transaction, including any Company Expenses in excess of the sum of
$6,750,000 and (iii) the forfeiture of 4,484,425
shares of the Company class B common stock.
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
PIPE Subscription Agreements
Concurrently with the execution of the Transaction Agreement, the Company entered into subscription agreements with NewCo and certain investors (collectively, the “PIPE Investors”), pursuant to which, among other things, each PIPE Investor subscribed to and agreed to purchase on the date of the closing of the Transaction (the “Closing Date”), and NewCo agreed to issue and sell to each such PIPE Investor on the Closing Date, the number of NewCo common shares (“PIPE Shares”) equal to the purchase price set forth therein, divided by $10.00 and multiplied by the Exchange Ratio (as defined in the Transaction Agreement), totaling $40.0 million of PIPE Shares in the aggregate, such that the PIPE Investors purchased 5,816,528 PIPE Shares in the aggregate.
Financial Advisor Engagements
On September 23, 2021, the Company engaged Citigroup Global Markets Inc. (“Citi”) as its capital markets advisor in connection with the Transaction. Pursuant to this engagement, the Company agreed to pay to Citi a capital markets advisory fee of $10,000,000 ($1,000,000 of which was payable in the sole discretion of the Company), contingent and payable upon the closing of the Transaction.
On September 23, 2021, the Company engaged Citi and Morgan Stanley & Co. LLC (“Morgan Stanley”) as
co-placement
agents in connection with the transactions set forth in the PIPE Subscription Agreements (the “PIPE Financing”). Pursuant to this engagement, the Company agreed to pay to each of Citi and Morgan Stanley a placement fee equal to 2.00% (for a total of 4.00
%) of the gross proceeds received by the Company upon consummation of the PIPE Financing (excluding any proceeds from PIPE Investors identified by the Company or
D-Wave
without the involvement of Citi or Morgan Stanley), contingent and payable upon consummation of the PIPE Financing.
On February 7, 2022, the Company engaged UBS Securities LLC (“UBS”) as its nonexclusive capital markets adviser. UBS was not entitled to any fee pursuant to this engagement.
On May 13, 2022, (a) Citi resigned from its role as capital markets advisor to DPCM and waived any fees to which it was entitled pursuant to its engagement, including its capital markets advisory fee of $10,000,000 ($1,000,000 of which was payable in the sole discretion of the Company), and (b) each of Citi and Morgan Stanley resigned from their roles as co-placement agents in connection with the PIPE Financing and waived any fees to which they were entitled pursuant to their respective engagements, which would have been equal to 2.00% (for a total of 4.00%) of the gross proceeds received by the Company or NewCo upon consummation of the PIPE Financing (excluding any proceeds from PIPE Investors identified by Company or D-Wave without the involvement of Citi or Morgan Stanley); however no PIPE Investors that eventually participated in the PIPE Financing were sourced by Citi or Morgan Stanley.
On May 20, 2022, UBS resigned from its role as capital markets advisor to DPCM (for which engagement it was not entitled to any fee).
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 30,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which is presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding.
Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

DPCM CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
NOTE 8. WARRANT LIABILITIES
As of June 30, 2022 and December 31, 2021, there were 10,000,000 Public Warrants and 8,000,000 Private Placement Warrants outstanding.
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

•
if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within
a30-tradingday
period ending three business days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

DPCM CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

•
if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the30-dayperiod after written notice of redemption is given, or an exemption from registration is available.

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

DPCM CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
At June 30, 2022, assets held in the Trust Account were comprised of $300,623,778 in U.S. Treasury Securities and $3,122 in cash.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	Level	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$300,626,900	1	$300,183,322
Liabilities:
Warrant Liabilities – Public Warrants	1	$3,500,000	1	$5,993,000
Warrant Liabilities – Private Placement Warrants	2	2,800,000	2	$4,794,400
The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities in the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
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

DPCM CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
On August 2, 2022, Stockholders holding 29,097,787 shares of Class A Common Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $291,365,553.22 (approximately $10.01 per share) was removed from the Company’s Trust Account to pay such stockholders.
On August 5, 2022, the Company completed the Transaction, as described in Note 6.

1
8

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Company’s Annual Report on
Form10-K
filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2022 (the “Form
10-K”).The
Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We were a blank check company formed under the laws of the State of Delaware on March 24, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).
On August 5, 2022, we completed our Business Combination with D-Wave as described below.
The Transaction
On February 7, 2022, we entered into a transaction agreement (as amended, the “Transaction Agreement”) with
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
D-Wave
Systems Inc., a British Columbia
company(“D-Wave”),relating
to a proposed Business Combination between the Company and
D-Wave
(the “Transaction”).
In connection with the Transaction, NewCo filed a registration statement on Form
S-4
(File
No. 333-263573)
with the SEC on March 15, 2022 (the “NewCo
FormS-4”)
that included a preliminary prospectus with respect to NewCo’s securities to be issued in connection with the Transaction and a preliminary proxy statement with respect to the meeting of our stockholders to vote on the Transaction (the “Special Meeting”). On July 13, 2022, the NewCo Form S-4 was declared effective by the SEC and we subsequently filed the definitive proxy statement/prospectus (the “Definitive Proxy Statement/Prospectus”) with the SEC. On August 5, 2022, the Company, NewCo, Merger Sub, CallCo, ExchangeCo, and D-Wave consummated the Transaction, following the approval of our stockholders at the Special Meeting held on August 2, 2022.
Transaction Agreement
Pursuant to the Transaction Agreement, among other things, (a) on the date of the closing of the Transaction (the “Closing”, and such date, the “Closing Date”), Merger Sub merged with and into the Company (the “Merger”), with the Company continuing as the surviving company after the Merger, as a result of which we became a direct, wholly owned subsidiary of NewCo, with our stockholders receiving shares of NewCo common stock, par value $0.01 per share (“NewCo Common Shares”), in the Merger; and (b) immediately following the Merger, by means of a statutory plan of arrangement under the
Business Corporations Act
(British Columbia) (the “Plan of Arrangement”), (i) CallCo acquired a portion of the issued and outstanding share capital of
D-Wave(“D-Wave
Shares”) from certain holders in exchange for NewCo Common Shares (the “NewCo Share Exchange”), (ii) CallCo contributed such
D-Wave
Shares to ExchangeCo in exchange for shares of ExchangeCo’s
non-par
value common stock (“ExchangeCo Common Shares”), (iii) following the NewCo Share Exchange, ExchangeCo acquired the remaining issued and outstanding
D-Wave
Shares from the remaining holders of
D-Wave
Shares in exchange for the exchangeable shares in the capital of ExchangeCo (the “Exchangeable Shares”) and (iv) as a result of the foregoing,
D-Wave
became a wholly-owned subsidiary of ExchangeCo. The holders of the Exchangeable Shares have certain rights as specified in the Exchangeable Share Term Sheet (as defined in the Transaction Agreement), including the right to exchange Exchangeable Shares for NewCo Common Shares.
The Transaction was structured to provide our public stockholders that did not redeem their shares of our Class A common stock with a pro rata right to a pool of up to an additional 5,000,000 NewCo Common Shares. None of the holders of the Founder Shares (as defined below) received the benefit of such additional shares. Upon the Closing, the public stockholders that did not elect to redeem their shares of our Class A common stock in connection with the Transaction received 1.4541326 NewCo Common Shares for each share of Class A common stock (the “Exchange Ratio”). Additionally, upon the Closing, all of our outstanding warrants converted into the right to receive warrants of NewCo (“NewCo Warrants”). Each such NewCo Warrant is exercisable for 1.4541326 NewCo Common Shares, at any time commencing 30 days after the Closing.

The terms of the Transaction Agreement and other related ancillary agreements, including those briefly described below, are summarized in more detail in the Definitive Proxy Statement/Prospectus.
Sponsor Support Agreement
Concurrently with the execution of the Transaction Agreement, we entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Sponsor, NewCo and
D-Wave,
pursuant to which, among other things, the Sponsor agreed to (i) vote in favor of the Transaction Agreement and the Transaction, (ii) a certain number of NewCo Common Shares becoming subject to certain vesting conditions immediately prior to, and contingent upon, the Closing, (iii) reimburse or otherwise compensate the Company for certain expenses in excess of our permitted expenses under the Transaction Agreement and (iv) the forfeiture of certain Founder Shares.
Pursuant to the terms of the Sponsor Support Agreement, immediately prior to the Closing, the Sponsor has agreed to forfeit 1,196,663 Founder Shares, and to potentially forfeit an additional 906,563 Founder Shares depending on the Transaction-related expenses and amount of redemptions by our public stockholders in connection with the Transaction. The Sponsor will also subject 1,813,125 NewCo Common Shares (the
“Earn-out
Shares”) it receives in the Transaction to an
earn-out
based on the price of the NewCo Common Shares following the Closing, as follows: if, at any time during the period following the Closing and expiring on the fifth anniversary of the Closing Date, the last reported sales price of the NewCo Common Shares equals or exceeds an amount equal to (x)(1) $10.00 divided by (2) the Exchange Ratio multiplied by (y) 1.2, for any 20 trading days within any
30-trading
day period, the
Earn-out
Shares will automatically vest and no longer be subject to forfeiture pursuant to the Sponsor Support Agreement.
On June 16, 2022, the Sponsor, the Company, NewCo and D-Wave entered into the Amended and Restated Sponsor Support Agreement (the “A&R SSA”). Pursuant to the A&R SSA, the parties thereto agreed to amend and restate the Sponsor Support Agreement dated as of February 7, 2022 (the “Original SSA”) to, among other things, (i) vote in favor of the Transaction Agreement and the Transaction, (ii) reimburse or otherwise compensate the Company for an aggregate amount of fees, expenses, commissions or other amounts incurred by or on behalf of, or otherwise payable (and not otherwise expressly allocated to D-Wave or any of its subsidiaries or any holder of D-Wave shares, D-Wave options or D-Wave warrants pursuant to the terms of the Transaction Agreement or any ancillary document), whether or not due, by the parties in connection with the negotiation, preparation or execution of the Transaction Agreement or any ancillary documents, the performance of its covenants or agreements in the Transaction Agreement or any ancillary document or the consummation of the Transaction, including any Company Expenses in excess of the sum of $6,750,000 and (iii) the forfeiture of 4,484,425 Founder Shares.
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
PIPE Subscription Agreements
Concurrently with the execution of the Transaction Agreement, we entered into subscription agreements with NewCo and certain investors (collectively, the “PIPE Investors”), pursuant to which, among other things, each PIPE Investor subscribed to and agreed to purchase on the Closing Date, and NewCo agreed to issue and sell to each such PIPE Investor on the Closing Date, the number of NewCo Common Shares (“PIPE Shares”) equal to the purchase price set forth therein, divided by $10.00 and multiplied by the Exchange Ratio (as defined in the Transaction Agreement), totaling $40.0 million of PIPE Shares in the aggregate, such that the PIPE Investors purchased 5,816,528 PIPE Shares in the aggregate (the “PIPE Financing”).
On May 13, 2022, each of Citi and Morgan Stanley resigned from their roles as co-placement agents in connection with the PIPE Financing and waived any fees to which they were entitled pursuant to their respective engagements.
Registration Rights and
Lock-Up
Agreement
At the Closing of the Transaction, NewCo, the Sponsor, the other holders of Founder Shares and each
D-Wave
shareholder party thereto, pursuant to the Plan of Arrangement, became parties to a registration rights and lock-up
agreement, pursuant to which, among other things, each of the Sponsor, the other holders of Founder Shares and such
D-Wave
shareholders (a) agreed not to effect any sale or distribution of certain equity securities of NewCo held by any of them during the lock-up
period described therein and (b) were granted certain registration rights with respect to their respective NewCo Common Shares, in each case, on the terms and subject to the conditions set forth therein.

Results of Operations
Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, since the Initial Public Offering, our activity has been limited to identifying a target company for a Business Combination and consummating the Transaction. Until the consummation of the Transaction, we generated non-operating
income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders in connection with the Initial Public Offering (the “Trust Account”), and we incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination, including the Transaction.
For the three months ended June 30, 2022, we had net income of $5,592,693, which consists of change in fair value of warrant liabilities of $5,769,000, unrealized gain on marketable securities held in the Trust Account of $18,814, interest earned on marketable securities held in the Trust Account of $378,382, reduction of deferred underwriting fee of $234,500, offset by operating costs of $788,202 and provision for income taxes of $19,801.
For the six months ended June 30, 2022, we had net income of $2,170,190, which consists of change in fair value of warrant liabilities of $4,487,400, unrealized gain on marketable securities held in the Trust Account of $16,538, interest earned on marketable securities held in the Trust Account of $427,040, reduction of deferred underwriting fee of $234,500, offset by operating costs of $2,975,487 and provision for income taxes of $19,801.
For the three months ended June 30, 2021, we had net loss of $1,333,958, which consists of change in fair value of warrant liabilities of $640,000, operating costs of $699,331 and unrealized loss on marketable securities held in the Trust Account of $7,324, offset by interest earned on marketable securities held in the Trust Account of $12,697.
For the six months ended June 30, 2021, we had net income of $14,064,062, which consists of the change in fair value of warrant liabilities of $15,480,000, and interest earned on marketable securities held in the Trust Account of $71,528, offset by operating costs of $1,481,203 and unrealized loss on marketable securities held in the Trust Account of $6,283.
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
For the six months ended June 30, 2022, cash used in operating activities was $467,316. Net income of $2,170,190 was affected by interest earned on marketable securities held in the Trust Account of $427,040, change in fair value of warrant liabilities of $4,487,400, reduction of deferred underwriting fee of $234,500 and unrealized gain on marketable securities held in the Trust Account of $16,538. Changes in operating assets and liabilities provided $2,527,972 of cash for operating activities.
For the six months ended June 30, 2021, cash used in operating activities was $731,123. Net income of $14,064,062 was affected by interest earned on marketable securities held in the Trust Account of $71,548, change in fair value of warrant liabilities of $15,480,000 and unrealized loss on marketable securities held in the Trust Account of $6,283. Changes in operating assets and liabilities provided $750,080 of cash for operating activities.
As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $300,626,900 (including $626,900 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we had not withdrawn any interest earned from the Trust Account.
As of June 30, 2022, we had cash of $77,404 outside of the Trust Account. Until the consummation of the Transaction, we used the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On February 28, 2022, the Sponsor issued an unsecured promissory note of up to $1,000,000 to an affiliate of the Sponsor (the “Sponsor Affiliate Note”), in connection with providing us with additional working capital. The Sponsor Affiliate Note is not convertible and bears no interest. The Sponsor Affiliate Note is due and payable upon the earlier of the date on which we consummate our initial Business Combination or the date that the winding up of the Company is effective. As of June 30, 2022, the Sponsor had borrowed a total of $200,000 under the Sponsor Affiliate Note, which amount was delivered to us for our working capital needs.
On April 13, 2022, we issued an unsecured promissory note of up to $1,000,000 to the Sponsor (the “Sponsor Note”), of which $220,000 was funded by the Sponsor upon execution of the Sponsor Note, in connection with providing us with additional working capital. The Sponsor Note is not convertible and bears no interest. The Sponsor Note is due and payable upon the earlier of the date on which we consummate our initial Business Combination or the date that the winding up of the Company is effective. As of June 30, 2022 the Company had borrowed a total of $220,000 under the Sponsor Note.
The Company may need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors or their affiliates. The Company’s initial stockholders, officers or directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. Other than the Sponsor Affiliate Note and the Sponsor Note, in each case as described above, the Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation—Going Concern”, management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be one year from the issuance of these financial statements. On August 5, 2022, we consummated the Transaction, and the uncertainty of the liquidity conditionraises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2022.
Contractual Obligations
Other than the Sponsor Affiliate Note and the Sponsor Note described above, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on October 20, 2020 and continued to incur these fees monthly until the completion of the Transaction.
The underwriter of the Initial Public Offering was entitled to a deferred fee of $0.35 per Unit, or $10,500,000 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee was placed in the Trust Account and was to be released to the underwriter only upon the completion of a Business Combination and (ii) the deferred fee would have been waived by the underwriter in the event that we did not complete a Business Combination.
On June 15, 2022, UBS agreed to waive its entitlement to the deferred underwriting commission of $10,500,000 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction.
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
Warrant Liabilities
We account for our warrants in accordance with the guidance contained in ASC815-40under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. These liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the public warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the public warrants from the Units, the public warrant quoted market price was used as the fair value as of each relevant date.
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
which simplifies accounting for convertible instruments by removing major separation models required under current accounting principles generally accepted in the United States of America (“GAAP”). ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.
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
As required by Rules13a-15and15d-15under the Exchange Act, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in
Rules13a-15(e)and15d-15(e)under
the Exchange Act) as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments, as described in Note 2 of the notes to the financial statements included in Amendment No. 2 to our Annual Report on Form
10-K/A
filed with the SEC on December 21, 2021, and disclosure of material agreements and related contingent fees identified and revised in the financial statements included in Amendment No. 5 to the NewCo Form S-4 filed with the SEC on July 12, 2022. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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

PART II—OTHER INFORMATION
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
except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. For information regarding risk factors related to the Transaction, see the “Risk Factors” section of the Definitive Proxy Statement/Prospectus.
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
For a description of the use of the proceeds generated in the Initial Public Offering, including a description of the Transaction, see Part I, Item 2 of this Quarterly Report.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

10.1 (1)	Purchase Agreement, dated June 16, 2022, among D-Wave Quantum Inc., D-Wave Systems Inc., DPCM Capital, Inc., and Lincoln Park Capital Fund, LLC.

10.2 (1)	Registration Rights Agreement, dated June 16, 2022, among D-Wave Quantum Inc., D-Wave Systems, Inc., DPCM Capital, Inc., and Lincoln Park Capital Fund, LLC.

10.3 (1)	Amendment to Transaction Agreement, dated as of June 16, 2022, among DPCM Capital, Inc., D-Wave Quantum Inc., DWSI Holdings Inc., DWSI Canada Holdings ULC, D-Wave Quantum Technologies Inc. and D-Wave Systems Inc.

10.4 (1)	Amended and Restated Sponsor Support Agreement, dated as of June 16, 2022, among CDPM Sponsor Group, LLC, DPCM Capital, Inc., D-Wave Quantum Inc. and D-Wave Systems Inc.

3.1	Certificate of Merger of DWSI Holdings Inc. with and into DPCM Capital, Inc. (containing the amended Certificate of Incorporation of DPCM Capital, Inc.)

3.2	Bylaws of DPCM Capital, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 23, 2022 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPCM CAPITAL, INC.

Date: August 15, 2022	By:	/s/ Emil Michael
	Name:	Emil Michael
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Ignacio Tzoumas
	Name:	Ignacio Tzoumas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)